Form 10-Q
period 2009-03-31
Ametrine Capital Inc
filed 2009-08-17
CIK 1430415


                                                    UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q

   /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended March 31, 2009

   / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                      For the transition period from _________________ to _________________

                                     Commission file number 814-00776


                                               Ametrine Capital, Inc.
                          (Exact name of registrant as specified in its charter)

                      Delaware
  (State or other jurisdiction of incorporation or                         74-3252949
                   organization)                               (IRS Employer Identification No.)


                       340 West Superior Street, Unit 1601, Chicago, Illinois 60610
                                 (Address of principal executive offices)

                                              (312) 205-9101
                           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /   No /X/

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Web site, if any, every  Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter)  during the  preceding 12 months (or for such shorter  period that the registrant was required to submit and post such files).
Yes / /   No / /

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  / /                            Accelerated filer  / /
Non-accelerated filer  / /                              Smaller reporting company /X/
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /    No  /X/

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, was 615,460 as of March 31, 2009.



                                                  Table of Contents

                                                                                                             Page
---------------------------------------------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION:
                                                                                                                  3
     Item 1.   Consolidated Balance Sheets (Unaudited)

               Consolidated Statements of Operations (Unaudited)

               Consolidated Statements of Cash Flows (Unaudited)

               Notes to Consolidated Financial Statements (Unaudited)

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              3

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Item 4T.  Controls and Procedures                                                                            8

PART II - OTHER INFORMATION:                                                                                      9

     Item 1.   Legal Proceedings

     Item 1A.  Risk Factors

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits                                                                                           9

SIGNATURES                                                                                                       10


                           PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.












                             AMETRINE CAPITAL, INC.
              UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2009




                             AMETRINE CAPITAL, INC.
               UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2009



                                TABLE OF CONTENTS




                                                                                                Page
                                                                                              ---------

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008                            1

Statement of Operations (unaudited) for the three months ended March 31, 2009                    2

Statement of Changes in Net Assets (unaudited) for the three months ended March 31, 2009         3

Statement of Cash Flows (unaudited) for the three months ended March 31, 2009                    4

Notes to Financial Statements (unaudited)                                                       5-8



                                                       ________________________
                                ________________




                                                         AMETRINE CAPITAL, INC.
                                                       UNAUDITED BALANCE SHEETS
                                                                                        March 31         December 31
                                                                                          2009              2008
ASSETS                                                                                  -----------------------------

     Total assets                                                                           $ -           $ -
                                                                                         -------         ----------

LIABILITIES
   Related Party                                                                           75,291           38,270
   Accrued Other Expenses                                                                   -               35,221
                                                                                          -------           ------
      Total liabilities                                                                    75,291           73,491
                                                                                          -------           ------


NET ASSETS

   Common stock, par value $.01 per share, 25,000,000 shares authorized
      and 615,460 shares issued and outstanding                                             6,155           6,155

   Paid-in capital in excess of par                                                        24,618            24,618
   Undistributed net investment loss                                                     (106,064)         (104,264)
                                                                                          -------           -------
      Total net assets                                                                    (75,291)          (73,491)
                                                                                          -------           -------


      Total liabilities and net assets                                                          -                 -
                                                                                          -------           --------
      Net assets value per share                                                        $ (0.12)          $ (0.12)
                                                                                          -------           --------



-----------------------------------------------------------------------------------------------------------------------------------





                              August 15, 2009                  /s/ Lior Ostashinsky
                  ----------------------------------------  --------------------------------------
                          Date of approval of the                   Lior Ostashinsky
                            Financial statements                    President


The accompanying notes are an integral part of the financial statements.




                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                                        2009
                                                                                                 --------------------

Investment Income                                                                                 $      -
                                                                                                  -------------------
Expenses:
Professional fees                                                                                            1,800
                                                                                                  -------------------
Total Expenses                                                                                               1,800
                                                                                                  -------------------
Net Investment Loss                                                                                        (1,800)
                                                                                                  -------------------
Net decrease in net assets resulting from operations                                                      $(1,800)
                                                                                                  -------------------
Loss per share - Basic and Diluted (See note 3)                                                            (0.003)
                                                                                                  -------------------
Weighed average shares outstanding - Basic and Diluted                                                     615,460
                                                                                                  -------------------

====================================================================================================================================





The accompanying notes are an integral part of the financial statements.


                                                        AMETRINE CAPITAL, INC.
                                             UNAUDITED STATEMENT OF CHANGES IN NET ASSETS



                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                                       2009
                                                                                                 -------------------
Decrease in net assets from operations:

   Net Investment Loss                                                                                      $ 1,800
                                                                                                 -------------------
   Net decrease in net assets resulting from operations                                                     (1,800)
                                                                                                 -------------------
Total decrease in net assets                                                                                (1,800)
                                                                                                 -------------------
Net Assets:
   Beginning of period                                                                                     (73,491)
                                                                                                 -------------------
   End of period                                                                                         $ (75,291)
                                                                                                 -------------------










The accompanying notes are an integral part of the financial statements.



                                                        AMETRINE CAPITAL, INC.
                                                   UNAUDITED STATEMENT OF CASH FLOWS


                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                                             2009
                                                                                                      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations                                                       $ (1,800)
Adjustments   to  reconcile  net  decrease  in  net  assets   resulting  from
operations to net cash used by operating activities:

   Increase in accrued expenses                                                                               1,800
                                                                                                      -------------------

         Net cash used in operating activities                                                                  -
                                                                                                      -------------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                                                   -
                                                                                                      -------------------

      Net cash provided by financing activities                                                                 -

                                                                                                      -------------------
Net  increase in cash and cash equivalents                                                                      -
Cash and cash equivalents at beginning of period                                                                -
                                                                                                      -------------------
Cash and cash equivalents at the end of period                                                               $ -
                                                                                                      -------------------














The accompanying notes are an integral part of the financial statements.

                             AMETRINE CAPITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Ametrine Capital, Inc. ("Ametrine" or "Company") is a newly organized closed-end, non-diversified management investment company that has elected to be regulated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008, Ametrine was held by its sole incorporator. On February 14, 2008, Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. for a total consideration of $30,773.

The Company's investment objective is to maximize total return from capital appreciation and current income. The Company will seek to achieve its investment objective by providing equity and debt financing primarily to small and mid sized U.S. and Israeli companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed in the preparation of the financial statements are as follows:

A.    Basis of Presentation:

     The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the reporting requirement set forth on Article 6 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, a Statement of Changes in Net Assets is provided in lieu of a Statement of Changes in Stockholders" Equity.

     The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2008 included in the Company's Registration Statement on Form N-2, as filed with the Securities and Exchange Commission ("SEC").

     The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company's results of operations and financial condition for the periods presented.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.):

A.    Basis of Presentation (cont.):

     Furthermore, the preparation of the financial statements requires management to make significant estimates and assumptions including the fair value of investments that do not have a readily available market value. Actual results could differ from those estimates, and the differences could be material. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for the full year.

B.    Investments:

1. The Company intends to invest principally in the equity and debt securities of primarily non-public and mid-sized companies. Currently, no such investments were done. All of the Company's securities will be carried on at fair value using different methodologies generally used to determine fair value as applicable.

2. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements," which clarifies the definition of fair value and requires companies to expand their disclosure about the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("SFAS No. 157"). SFAS No. 157 has been partially deferred portions of it will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157. Since the Company has yet to invest in equity and held securities, SFAS No. 157 has no impact on the consolidated financial statements.

3. In February 2007, the FASB issued Statement No. 159, the Fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SAFS No. 159"). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported fair value as a consequence of the election. This statement is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company has not elected to apply SFAS No. 159.



C.     Recent Accounting Pronouncements:

1. Standard on Subsequent Events. On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165 -- Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to materially impact the Company's financial position, results of operations, changes in net assets or disclosures in the financial statements.

2. Codification of Accounting Standards. In June 2009, the FASB issued SFAS No.168 -- The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"). When SFAS No. 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS No. 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. As a result, the Company will adopt SFAS No. 168 for its financial statements covering the period ending September 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.



NOTE 3 - EARNING PER SHARE:
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                                2009
Numerator for basic and diluted net decrease in net assets per
----------------------------------------------------------------------
   share resulting from operations                                                           $ (1,800)

Denominator for basic and diluted weighted average share:                                     615,460

Basic and diluted net decrease in net assets per share  resulting from
operations:                                                                                  $ (0.003)







NOTE 4 - DISTRIBUTABLE INCOME

The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

NOTE 5 - TAXES

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company's income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company's investments may be owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of March 31, 2009, the Company has yet to be treated as a RIC. As of March 31, 2009, the Company had net operating loss carryforwards in the amount of $106,064.

NOTE 6 - NET ASSETS:

As of March 31, 2009, the Company has 615,460 shares of common stock. These shares confer upon their holders the rights to receive notice to participate and vote in general meetings, and the right to receive dividends if declared. Currently, Meitav Investments is the controlling shareholder of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts but are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and these and other similar expressions are intended to identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, our achievements or industry results to be materially different from any future results, performance, levels of activity, our achievements or industry results expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report and include statements regarding our outlook for the coming months and information with respect to any other plans and strategies for our business. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission ("SEC") could cause actual results and developments to be materially different from those expressed in or implied by such forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential uncertainties and other factors that could affect our business is described in our registration statement on Form N-2, which was declared effective on May 21, 2009, under "Risk Factors". Readers are also urged to carefully review and consider the various disclosures we have made in that registration statement.

Overview

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

We are a newly organized, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our investment objective is to maximize total return from capital appreciation and current income. Our primary emphasis will be to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We have not conducted any significant operating activities. On August 19, 2008, we filed a registration statement on Form N-2 with the SEC, which was declared effective on May 21, 2009. Through this shelf registration, we are authorized to offer up to 10,000,000 shares of our common stock, with a par value of $.01 per share and at an offering price of $.05 per share. Effectiveness of our registration statement permits us to conduct offerings of our common shares on an ongoing basis to raise capital, subject to applicable regulations and restrictions. If we are successful in raising adequate funds from such offerings, we will be able to commence our investment activities.

We intend to make investments in established and/or emerging companies having annual revenues of less than $1,000,000 and/or an equity capitalization of less than $1,000,000. We expect that our investments will generally range from $100,000 to $1,000,000 in invested capital, although this investment size may increase in the future as our capital base grows. We expect to invest by ourselves and jointly with other investors, depending on the opportunity. If we are participating in an investment with one or more co-investors, then our investment is likely to be smaller than if we are investing alone. We do not currently anticipate that the portion of our investment portfolio consisting of debt securities will represent greater than 25% of our total investment portfolio. Because of our focus on equity investing, we expect that our dividend distributions, if any, may be subject to fluctuations.

As a business development company, we will be required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in the securities of eligible portfolio companies based in the United States. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or "RIC," under Subchapter M of the Code. As a RIC we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised capital or having any operations. An investment in our Company is highly speculative and investors may lose their whole investment.

Results of Operations

Three Months Ended March 31, 2009 compared with Full year 2008

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $1,800 or $0.003 per share, for the three months ended March 31, 2009 compared with $73,491or $0.12 loss per share, for the period of January 1, 2008 to December 31, 2008. During the three months ended March 31, 2009, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting and legal fees.

Liquidity and Capital Resources

As of March 31, 2009, we did not have any cash balances. We also did not have any cash balances as of December 31, 2008. As of now our liquidity needs are being covered by a related party. Meitav Underwriting Ltd. ("Meitav") is currently our sole shareholder through its investment of $30,773 for common shares purchased for $0.05 per share. Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan, and which the Company and Meitav intend to convert into additional shares of the Company issued at $0.05 per share, now that our registration has become effective. Liabilities as of March 31, 2009 were $75,291.

Outlook

Over the next twelve months, we intend to have a market maker file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over The Counter Bulletin Board. We do not yet have such a market maker. We also plan to raise funds in order to finance our operations and future investments, and evaluate various investment opportunities.

There can be no assurance that we will be able to obtain financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the
effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls due to the potential costs of remediating our other deficiencies.

Although we  continue  to strive to provide  improved  disclosure  controls  and
procedures  in  the  future,  in  the  interim,   these  changes  cause  control
deficiencies, which in the aggregate resulted in a material weakness.

Changes in Internal Control Over Financial Reporting


There has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

10.1 Transfer Agency and Registrar Service Agreement dated as of March 5, 2009 between the Registrant and Standard Registrar & Transfer Company, Inc., (incorporated by reference to Exhibit j to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-153083), filed on March 18,
2009).
* 31.1   Rule 13a-14(a) Certification of Principal Executive Officer.
* 31.2   Rule 13a-14(a) Certification of Principal Financial Officer.
** 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section
1350.


-----------------

* Filed herewith

** Furnished herewith.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                  Ametrine Capital, Inc.


Dated: August 17, 2009                      By:  /s/ Lior Ostashinsky
                                                -----------------------
                                                 Lior Ostashinsky
                                                 President and Treasurer