Form 10-Q
period 2009-06-30
Ametrine Capital Inc
filed 2009-08-17
CIK 1430415


                                                   UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q

    /X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended June 30, 2009

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

Yes  / /    No /X/

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, was 615,460 as of June 30, 2009.



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



                           PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.




                             AMETRINE CAPITAL, INC.
               UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009




                                                        AMETRINE CAPITAL, INC.
                                          UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009



                                                           TABLE OF CONTENTS


                                                                                                Page
                                                                                              ---------

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008                             1

Statements of Operations (unaudited) for the three and six months ended June 30, 2009            2

Statement of Changes in Net Assets (unaudited) for the six months ended June 30, 2009            3

Statement of Cash Flows (unaudited) for the six months ended June 30, 2009                       4

Notes to Financial Statements (unaudited)                                                       5-8



                                                       ------------------------
                                                           ----------------




                                                           AMETRINE CAPITAL, INC.
                                                       UNAUDITED BALANCE SHEETS
                                                                                         June 30         December 31
                                                                                        -----------------------------
                                                                                           2009              2008
                                                                                         --------------------------
ASSETS
      Total assets                                                                           $ -               $ -
                                                                                           --------          -------


LIABILITIES
   Related Party                                                                           77,091            38,270
   Accrued Other Expenses                                                                   -                35,221
                                                                                          --------          --------
      Total liabilities                                                                    77,091            73,491
                                                                                          --------          --------

NET ASSETS

   Common stock, par value $.01 per share, 25,000,000 shares authorized
      and 615,460 shares issued and outstanding                                           6,155             6,155

   Paid-in capital in excess of par                                                         24,618            24,618

   Undistributed net investment loss                                                     (107,864)         (104,264)
                                                                                         ---------         ---------
      Total net assets                                                                    (77,091)          (73,491)
                                                                                         ---------         ---------


      Total liabilities and net assets                                                          -                 -
                                                                                         ---------         ---------

      Net assets value per share                                                        $ (0.13)          $ (0.12)
                                                                                         ---------         ---------






                                                                       August 15, 2009
                    /s/ Lior Ostashinsky
                  ----------------------------------------  --------------------------------------
                        Lior Ostashinsky                           Date of approval of the
                        President                                   Financial statements


The accompanying notes are an integral part of the financial statements.




                                                        AMETRINE CAPITAL, INC.
                                                  UNAUDITED STATEMENTS OF OPERATIONS



                                                                             Three Months Ended      Six Months Ended
                                                                                   June 30,              June 30,
                                                                                    2009                   2009
                                                                             ------------------     ------------------

Investment Income                                                                    $ -               $      -

Expenses:

Professional fees                                                                        1,800             3,600
                                                                                  -------------        -------------
Total Expenses                                                                           1,800             3,600
                                                                                  -------------        -------------
Net Investment Loss                                                                    (1,800)            (3,600)
                                                                                  -------------        -------------
Net decrease in net assets resulting from operations                                  $(1,800)           $(3,600)
                                                                                  -------------        -------------
Loss per share - Basic and Diluted (See note 3)                                        (0.003)            (0.006)
                                                                                  -------------        -------------
Weighed average shares outstanding - Basic and Diluted                                  615,460          615,460
                                                                                  -------------        -------------








The accompanying notes are an integral part of the financial statements.




                                                        AMETRINE CAPITAL, INC.
                                             UNAUDITED STATEMENT OF CHANGES IN NET ASSETS



                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                         2009
                                                                                                   -----------------
Decrease in net assets from operations:

   Net Investment Loss                                                                                      $ 3,600
                                                                                                    ----------------
   Net decrease in net assets resulting from operations                                                     (3,600)
                                                                                                    ----------------
Total decrease in net assets                                                                                (3,600)
                                                                                                    ----------------
Net Assets:
   Beginning of period                                                                                     (73,491)
                                                                                                    ----------------
   End of period                                                                                         $ (77,091)
                                                                                                    ----------------










The accompanying notes are an integral part of the financial statements.




                                                        AMETRINE CAPITAL, INC.
                                                   UNAUDITED STATEMENT OF CASH FLOWS


                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                              2009
                                                                                                       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations                                                        $ (3,600)

Adjustments   to  reconcile  net  decrease  in  net  assets   resulting  from
operations to net cash used by operating activities:

   Increase in accrued expenses                                                                                3,600
                                                                                                              -------

         Net cash used in operating activities                                                                   -
                                                                                                              -------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                                                    -
                                                                                                              -------
      Net cash provided by financing activities                                                                  -
                                                                                                              -------

Net  increase in cash and cash equivalents                                                                       -
Cash and cash equivalents at beginning of period                                                                 -
                                                                                                              -------
Cash and cash equivalents at the end of period                                                                $  -
                                                                                                              =======







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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The significant accounting policies followed in the preparation of the financial statements are as follows:

A.    Basis of Presentation:

     The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the reporting requirement set forth on Article 6 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, a Statement of Changes in Net Assets is provided in lieu of a Statement of Changes in Stockholders' Equity.

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

2. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements, " which clarifies the definition of fair value and requires companies to expand their disclosure about the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("SFAS No. 157"). SFAS No. 157 has been partially deferred portions of it will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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


C.     Recent Accounting Pronouncements:

1. Standard on Subsequent Events. On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165--Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of June 30, 2009 and accordingly assessed subsequent events in this interim financial statements from June 30, 2009 trough the filling date of this Form 10Q. The adoption of this standard did not materially impact the Company's financial position, results of operations, changes in net assets or disclosures in the financial statements.

2. Codification of Accounting Standards. In June 2009, the FASB issued SFAS No.168--The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 168"). When SFAS No. 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS No. 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. As a result, the Company will adopt SFAS No. 168 for its financial statements covering the period ending September 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

NOTE 3 - EARNING PER SHARE:


                                                                                           Six Months Ended
                                                                          Three Months         June 30,
                                                                         Ended June 30,          2009
                                                                             2009
                                                                         -------------     ----------------

Numerator for basic and diluted net decrease in net assets per
----------------------------------------------------------------------
   share resulting from operations                                           $ (1,800)        $ (3,600)

Denominator for basic and diluted weighted average share:                      615,460         615,460

Basic and diluted net decrease in net assets per share  resulting from
operations:                                                                  $ (0.003)        $ (0.006)







NOTE 4 - DISTRIBUTABLE INCOME

The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

NOTE 5 - TAXES

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company's income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company's investments may be owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions. To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of June 30, 2009, the Company has yet to be treated as a RIC.

As of June 30, 2009, the Company had net operating loss carryforwards in the amount of $107,864.

NOTE 6 - NET ASSETS:

As of June 30, 2009, the Company has 615,460 shares of common stock. These shares confer upon their holders the rights to receive notice to participate and vote in general meetings, and the right to receive dividends if declared. Currently, Meitav Investments is the controlling shareholder of the Company.


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

We are a newly organized, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our investment objective is to maximize total return from capital appreciation and current income. Our primary emphasis will be to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We have not conducted any significant operating activities. On August 19, 2008, we filed a registration statement on Form N-2 with the SEC, which was declared effective on May 21, 2009. Through this shelf registration, we are authorized to offer up to 10,000,000 shares of our common stock, with a par value of $.01 per share and at an offering price of $.05 per share. Effectiveness of our registration statement permits us to conduct offerings of our common shares on an ongoing basis to raise capital, subject to applicable regulations and restrictions. If we are succcessful in raising adequate funds from such offerings, we will be able to commence our investment activities.

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

Results of Operations

Three and Six Months Ended June 30, 2009 compared with full year 2008

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $1,800 or $0.003 per share, for the three months ended June 30, 2009 and $3,600, or $0.006 loss per share, for the six months ended June 30, 2009 compared with $73,491, or $0.12 loss per share, for the period from January 1, 2008 to December 31, 2008.

During the three and six months ended June 30, 2009, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Liquidity and Capital Resources

As of June 30, 2009, we did not have any cash balances. As of March 31, 2009, we did not have any cash balances as well. We also did not have any cash balances as of December 31, 2008. As of now our liquidity needs are being covered by a related party. Meitav Underwriting Ltd. ("Meitav") is currently our sole shareholder through its investment of $30,773 for common shares purchased for $0.05 per share. Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan, and which the Company and Meitav intend to convert into additional shares of the Company issued at $0.05 per share, now that our registration has become effective. Liabilities as of June 30, 2008 were $77,091.

Outlook

Over the next twelve months, we intend to have a market maker file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over The Counter Bulletin Board. We do not yet have such a market maker. We also plan to raise funds by issuing shares from the shelf registration in order to finance our operations and future investments, and evaluate various investment opportunities.

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


Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the
effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls due to the potential costs of remediating our other deficiencies.

Although we  continue  to strive to provide  improved  disclosure  controls  and
procedures  in  the  future,  in  the  interim,   these  changes  cause  control
deficiencies, which in the aggregate resulted in a material weakness.


Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

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

* Filed herewith

** Furnished herewith.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            Ametrine Capital, Inc.


Dated: August 17, 2009                  By:  /s/ Lior Ostashinsky
                                            ----------------------------
                                             Lior Ostashinsky
                                             President and Treasurer