Form 10-Q/A
period 2009-06-30
Ametrine Capital Inc
filed 2009-10-28
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

Commission file number 814-00776

Ametrine Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3252949 (IRS Employer Identification No.)

340 West Superior Street, Unit 1601, Chicago, Illinois 60610
(Address of principal executive offices)

(312) 205-9101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No   ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 615,460 as of June 30, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, solely to amend the registrant’s status as a shell company (as defined in Rule 12b-2 of the Exchange Act) in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, or the Quarterly Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on August 17, 2009.  In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits certain currently dated certifications.

The Form 10-Q/A is limited in scope to such items and does not amend, update, or change any other items or disclosures contained in the Quarterly Report.  Except as described in this paragraph, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

References in this Form 10-Q/A to “we”, “us”, “our”, the “Company” and “Ametrine” refers to Ametrine Capital, Inc., unless otherwise indicated or as otherwise required by the context.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION:
		4
Item 1.	Consolidated Balance Sheets (Unaudited)

	Consolidated Statements of Operations (Unaudited)

	Consolidated Statements of Cash Flows (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4T.	Controls and Procedures	8

PART II - OTHER INFORMATION:		9

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	9

SIGNATURES		10

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMETRINE CAPITAL, INC.

UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

AMETRINE CAPITAL, INC.
UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

TABLE OF CONTENTS

Page

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	F-1
Statements of Operations (unaudited) for the three and six months ended June 30, 2009	F-2
Statements of Changes in Net Assets (unaudited) for the six months ended June 30, 2009	F-3
Statements of Cash Flows (unaudited) for the six months ended June 30, 2009	F-4
Notes to Financial Statements (unaudited)	F-5 - F-8

________________________
________________

AMETRINE CAPITAL, INC.
UNAUDITED BALANCE SHEETS
	June 30	December 31
	2009	2008
ASSETS
Total assets	$-	$-

LIABILITIES
Related Party	77,091	38,270
Accrued Other Expenses	-	35,221

Total liabilities	77,091	73,491

NET ASSETS

Common stock, par value $.01 per share, 25,000,000 shares authorized and 615,460 shares issued and outstanding	6,155	6,155
Paid-in capital in excess of par	24,618	24,618
Undistributed net investment loss	(107,864)	(104,264)

Total net assets	(77,091)	(73,491)

Total liabilities and net assets	-	-

Net assets value per share	$(0.13)	$(0.12)

/s/ Lior Ostashinsky Lior Ostashinsky President	August 15, 2009 Date of approval of the Financial statements

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Investment Income	$-	$-

Expenses:

Professional fees	1,800	3,600

Total Expenses	1,800	3,600

Net Investment Loss	(1,800)	(3,600)

Net decrease in net assets resulting from operations	$(1,800)	$(3,600)

Loss per share - Basic and Diluted (See note 3)	(0.003)	(0.006)

Weighed average shares outstanding - Basic and Diluted	615,460	615,460

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENT OF CHANGES IN NET ASSETS

Six Months Ended June 30, 2009
Decrease in net assets from operations:

Net Investment Loss	$3,600

Net decrease in net assets resulting from operations	(3,600)

Total decrease in net assets	(3,600)

Net Assets:
Beginning of period	(73,491)
End of period	$(77,091)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net decrease in net assets resulting from operations	$(3,600)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:

Increase in accrued expenses	3,600

Net cash used in operating activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-

Net cash provided by financing activities	-

Net increase in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at the end of period	$-

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Ametrine Capital, Inc. ("Ametrine" or "Company") is a newly organized closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008 Ametrine was held by its sole incorporator. On February 14, 2008 Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. for a total consideration of $30,773.

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

The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") and pursuant to the reporting requirement set forth on Article 6 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, a Statement of Changes in Net Assets is provided in lieu of a Statement of Changes in Stockholders’ Equity.

The accompanying unaudited financial statements have been prepared on the accrual basis of  accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2008 included in the Company’s Registration Statement on Form N-2,, as filed with the Securities and Exchange Commission (“SEC”).

The financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented.

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

2.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") 157, “Fair Value Measurements, ” which clarifies the definition of fair value and requires companies to expand their disclosure about the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“SFAS No. 157”). SFAS No. 157 has been partially deferred portions of it will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company adopted SFAS No. 157. Since the Company has yet to invest in equity and held securities, SFAS No. 157 has no impact on the consolidated financial statements.

3.
In February 2007, the FASB issued Statement No. 159, the Fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SAFS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported fair value as a consequence of the election. This statement is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company has not elected to apply SFAS No. 159.

C.	Recent Accounting Pronouncements:

1.
Standard on Subsequent Events.  On May 28, 2009, the Financial Accounting Standards Board issued SFAS 165—Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of June 30, 2009 and accordingly assessed subsequent events in this interim financial statements from June 30, 2009 trough the filling date of this Form 10Q. The adoption of this standard did not materially impact the Company’s financial position, results of operations, changes in net assets or disclosures in the financial statements.

2.
Codification of Accounting Standards. In June 2009, the FASB issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). When SFAS No. 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS No. 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. As a result, the Company will adopt SFAS No. 168 for its financial statements covering the period ending September 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

NOTE 3 - EARNING PER SHARE:
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Numerator for basic and diluted net decrease in net assets per share resulting from operations	$(1,800)	$(3,600)

Denominator for basic and diluted weighted average share:	615,460	615,460

Basic and diluted net decrease in net assets per share resulting from operations:	$(0.003)	$(0.006)

NOTE 4 - DISTRIBUTABLE INCOME

The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

NOTE 5 - TAXES

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company’s investments may be owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions.

To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of June 30, 2009, the Company has yet to be treated as a RIC.

As of June 30, 2009 the Company had net operating loss carryforwards in the amount of $107,864.

NOTE 6 - NET ASSETS:

As of June 30, 2009 the Company has 615,460 shares of common stock.

These shares confer upon their holders the rights to receive notice to participate and vote in general meetings, and the right to receive dividends if declared. Currently, Meitav Investments is the controlling shareholder of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts but are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and these and other similar expressions are intended to identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, our achievements or industry results to be materially different from any future results, performance, levels of activity, our achievements or industry results expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report and include statements regarding our outlook for the coming months and information with respect to any other plans and strategies for our business. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission ("SEC") could cause actual results and developments to be materially different from those expressed in or implied by such forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential uncertainties and other factors that could affect our business is described in our registration statement on Form N-2, which was declared effective on May 21, 2009, under “Risk Factors”. Readers are also urged to carefully review and consider the various disclosures we have made in that registration statement.

Overview

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

We are a newly organized, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our investment objective is to maximize total return from capital appreciation and current income. Our primary emphasis will be to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We have not conducted any significant operating activities. On August 19, 2008, we filed a registration statement on Form N-2 with the SEC, which was declared effective on May 21, 2009.  Through this shelf registration, we are authorized to offer up to 10,000,000 shares of our common stock, with a par value of $.01 per share and at an offering price of $.05 per share.  Effectiveness of our registration statement permits us to conduct offerings of our common shares on an ongoing basis to raise capital, subject to applicable regulations and restrictions. If we are successful in raising adequate funds from our offerings, we will be able to commence our investment activities.

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

As a business development company, we will be required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in the securities of eligible portfolio companies based in the United States. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or “RIC,” under Subchapter M of the Code. As a RIC we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.

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

Liquidity and Capital Resources

As of June 30, 2009, we did not have any cash balances. As of March 31, 2009, we did not have any cash balances as well. We also did not have any cash balances as of December 31, 2008. As of now our liquidity needs are being covered by a related party.  Meitav Underwriting Ltd. (“Meitav”) is currently our sole shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan, and which the Company and Meitav intend to convert into additional shares of the Company issued at $0.05 per share, now that our registration has become effective.  Liabilities as of June 30, 2008 were $77,091.

Outlook

Over the next twelve months, we intend to hire a market maker to file an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over The Counter Bulletin Board. We do not yet have such a market maker. We also plan to raise funds by issuing shares from the shelf registration in order to finance our operations and future investments, and evaluate various investment opportunities.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

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

* Filed herewith

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Ametrine Capital, Inc.

Dated: October 28, 2009	By:/s/ Lior Ostashinsky
Lior Ostashinsky President and Treasurer