Form 10-Q
period 2009-09-30
Ametrine Capital Inc
filed 2009-11-13
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No   ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 2,671,799 as of September 30, 2009.

Table of Contents

		Page

PART I - FINANCIAL INFORMATION:
		3
Item 1.	Consolidated Balance Sheets (Unaudited)

	Consolidated Statements of Operations (Unaudited)

	Consolidated Statements of Cash Flows (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION:		8

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	8

SIGNATURES		9

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMETRINE CAPITAL, INC.
UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

AMETRINE CAPITAL, INC.
UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

TABLE OF CONTENTS

Page

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-1
Statements of Operations (unaudited) for the three and nine months ended September 30, 2009	F-2
Statements of Changes in Net Assets (unaudited) for the nine months ended September 30, 2009	F-3
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009	F-4
Notes to Financial Statements (unaudited)	F-5 – F-9

________________________
________________

 AMETRINE CAPITAL, INC.
UNAUDITED BALANCE SHEETS
	September 30	December 31
	2009	2008
ASSETS

Cash	$16,755	$-
Total assets	16,755	-

LIABILITIES

Related Party	30,585	38,270

Accrued Other Expenses	-	35,221

Total liabilities	30,585	73,491

NET ASSETS

Common stock, par value $.01 per share, 25,000,000 shares authorized and 2,671,799 shares issued (2008-615,460) and outstanding	26,718	6,155

Paid-in capital in excess of par	106,872	24,618

Undistributed net investment loss	(147,420)	(104,264)

Total net assets	(13,830)	(73,491)

Total liabilities and net assets	16,755	-

Net assets value per share	$(0.0005)	$(0.12)

/s/ Lior Ostashinsky President	November 11, 2009 Date of approval of the Financial statements

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Investment Income	$-	$-

Expenses:

Professional fees	38,881	42,481

Financing fees	745	745

Total Expenses	39,626	43,226

Net Investment Loss	(39,626)	(43,226)

Net decrease in net assets resulting from operations	$(39,626)	$(43,226)

Loss per share - Basic and Diluted (See note 3)	(0.03)	(0.05)

Weighed average shares outstanding - Basic and Diluted	1,300,906	843,942

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENT OF CHANGES IN NET ASSETS

Nine Months Ended September 30, 2009
Decrease in net assets from operations:

Net Investment Loss	$43,226

Net decrease in net assets resulting from operations	(43,226)

Increase in net assets from financing:

Issuance of shares	17,500

Conversion debt to common stocks	85,317

Net increase in net assets from financing:	102,817

Total increase in net assets	59,591

Net Assets:

Beginning of period	(73,491)

End of period	$(13,830)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
UNAUDITED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net decrease in net assets resulting from operations	$(43,226)

Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:

Increase in accrued expenses	42,481

Net cash used in operating activities	(745)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	17,500

Net cash provided by financing activities	17,500

Net increase in cash and cash equivalents	16,755

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at the end of period	$16,755

The accompanying notes are an integral part of the financial statements.

NOTE 1 - ORGANIZATION:
Ametrine Capital, Inc. ("Ametrine" or "Company") is a newly organized closed-end, non-diversified management investment company that intends to elect to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008 Ametrine was held by its sole incorporator. On February 14, 2008 Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. (“Meitav”) for a total consideration of $30,773.

The Company's investment objective is to maximize total return from capital appreciation and current income. The Company will seek to achieve its investment objective by providing equity and debt financing primarily to small and mid sized U.S. and Israeli companies.

On August 31, 2009 Ametrine issued 350,000 shares of its common stock for a total consideration of $17,500.
On September 3, 2009 Ametrine issued to Meitav 1,706,339 shares of  its common stock in conversion for Ametrine’s outstanding debt to Meitav.
In accordance with Accounting Standards Codification ("ASC") 855, "Subsequent Events", ("ASC 855"), originally issued as Statement of  Financial Accounting Standards ("SFAS") No. 165, Subsequent Events (“SFAS No. 165”), we evaluated subsequent events through the date and time our condensed consolidated financial statements are issued on November 11,2009.

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

2.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements, ” which clarifies the definition of fair value and requires companies to expand their disclosure about the use of the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (“SFAS No. 157”). SFAS No. 157, codified into FASB ASC 820 has been partially deferred portions of it will become effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The Company adopted SFAS No. 157. Since the Company has yet to invest in equity and held securities, SFAS No. 157 has no impact on the consolidated financial statements.

3.
In February 2007, the FASB issued SFAS No. 159, the Fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS No. 115 (“SAFS No. 159”), which was later codified into ASC 825. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported fair value as a consequence of the election. This statement is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. The Company has not elected to apply SFAS No. 159.

C.	Recent Accounting Pronouncements:

1.
Standard on Subsequent Events.  On May 28, 2009, the FASB issued SFAS No. 165. SFAS No. 165 provides guidance on management’s assessment of subsequent events and requires additional disclosure about the timing of management’s assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 as of September 30, 2009 and accordingly assessed subsequent events in this interim financial statements from September 30, 2009 trough the filling date of this Form 10Q .The adoption of this standard did not materially impact the Company’s financial position, results of operations, changes in net assets or disclosures in the financial statements.

2.
Codification of Accounting Standards. In September 2009, the FASB issued SFAS No.168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). When SFAS No. 168 is effective, the Codification will supersede all then-existing non-SEC literature and all reporting standards. It is not expected that SFAS No. 168 will change existing accounting standards, but rather changes the way that companies will refer to accounting standards.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. There is no impact of the adoption  on the Company’s financial statements.

3.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”), which amends Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The Company does not expect that the update of ASC 605 will affect the Company’s consolidated financial position, results of operations or cash flows.

C.	Recent Accounting Pronouncements (cont.):

4.
In September 2009, the FASB ratified final Emerging Issues Task Force (“EITF”) Issue 08-01, Revenue Arrangements with Multiple Deliverables (“EITF 08-01”). EITF 08-01 supersedes EITF 00-21, primarily codified into ASU  2009-13, and was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under EITF 00-21. EITF 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other revenue recognition guidance. EITF 08-1 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any,of EITF 08-1 on our consolidated financial position, results of operations and cash flows is not expected to be material.

5.
In September 2009, the FASB ratified final EITF 09-3, Software Revenue Recognition. Entities that sell tangible products containing both hardware elements and software elements that are currently within the scope of AICPA Statement of Position (“SOP”) Number 97-2, Revenue Recognition for Software Products with Multiple Deliverables, (“SOP 97-2”), primarily codified into ASU 2009-14. This Issue would amend EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, primarily codified into ASC 985-605, to exclude from their scope all tangible products containing both software and no software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 09-3 on our consolidated financial position, results of operations and cash flows is not expected to be material.

NOTE 3 - EARNING PER SHARE:
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Numerator for basic and diluted net decrease in net assets per share resulting from operations	$(39,626)	$(43,226)

Denominator for basic and diluted weighted average share:	1,300,906	843,942

Basic and diluted net decrease in net assets per share resulting from operations:	$(0.03)	$(0.05)

NOTE 4 - DISTRIBUTABLE INCOME
The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

NOTE 5 - TAXES
The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a a regulated investment company (“RIC”) under Subchapter M of the Internal  Revenue Code of 1986,  as amended. As a RIC, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders. However, certain of the Company’s investments may be owned by wholly owned subsidiaries that are subject to corporate level federal, state, and local income tax in their respective jurisdictions.

To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of September 30, 2009, the Company has yet to be treated as a RIC.

As of September 30, 2009 the Company had net operating loss carryforwards in the amount of $147,420.

NOTE 6 - NET ASSETS:
As of September 30, 2009 the Company had 2,671,799 shares of common stock.
These shares confer upon their holders the rights to receive notice to participate and vote in general meetings, and the right to receive dividends if declared. Currently, Meitav is the controlling shareholder of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q are not historical facts but are "forward-looking statements." Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and these and other similar expressions are intended to identify forward-looking statements. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, our achievements or industry results to be materially different from any future results, performance, levels of activity, our achievements or industry results expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Quarterly Report and include statements regarding our outlook for the coming months and information with respect to any other plans and strategies for our business. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission ("SEC") could cause actual results and developments to be materially different from those expressed in or implied by such forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential uncertainties and other factors that could affect our business is described in our registration statement on Form N-2, which was declared effective on May 21, 2009, under “Risk Factors”. Readers are also urged to carefully review and consider the various disclosures we have made in that registration statement.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company”, the “registrant” and “Ametrine” mean Ametrine Capital, Inc., unless otherwise indicated or as otherwise required by the context.

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

As a business development company, we will be required to meet certain regulatory tests, including the requirement to invest at least 70% of our total assets in the securities of eligible portfolio companies based in the United States. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or “RIC,” under Subchapter M of the Internal  Revenue Code of 1986,  as amended. As a RIC we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised capital or having any operations. An investment in our company is highly speculative and investors may lose their entire investment.

On August 19, 2008, we filed a registration statement on Form N-2 with the SEC, which was declared effective on May 21, 2009.  Through this shelf registration, we are authorized to offer up to 10,000,000 shares of our common stock, with a par value of $.01 per share and at an offering price of $.05 per share.  Effectiveness of our registration statement permits us to conduct offerings of our common shares to raise capital, subject to applicable regulations and restrictions.

On August 31, 2009, we commenced a public offering using our N-2 registration statement to finance our operations.  We issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share.

Results of Operations

Three and Nine Months Ended September 30, 2009 compared with full year 2008

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $39,626 or $0.03 per share, for the three months ended September 30, 2009 and $43,226, or $0.05 loss per share, for the nine months ended September 30, 2009 compared with $73,491, or $0.12 loss per share, for the period from January 1, 2008 to December 31, 2008.

During the three and nine months ended September 30, 2009, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Liquidity and Capital Resources

As of September 30, 2009, we had $16,755 in cash resulting from $17,500 provided by financing activities and offset by $745 used in operating activities.   We did not have any cash balances as of December 31, 2008. As of now our liquidity needs are being covered by a related party.  Meitav Underwriting Ltd. (“Meitav”) is currently our controlling shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan (the “Loan”). On September 3, 2009, the Loan amount of $85,317 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,706,339 shares of our common stock.  Meitav continues to finance our operations through an interest-free convertible loan. Related party liabilities as of September 30, 2009 amounted to $30,585.  On August 31, 2009, we issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share. The shares were issued out of our effective N-2 registration statement.

Outlook
Spartan Securities, our market maker, has recently filed an application with the Financial Industry Regulatory Authority for our common stock to be eligible for quotation on the Over The Counter Bulletin Board. As of the date of this report, this application is still pending and there is no certainty that it will be approved.  We plan to raise funds by issuing additional shares from the shelf registration in order to finance our operations and future investments, and evaluate various investment opportunities.

There can be no assurance that we will be able to obtain financing at acceptable terms to us, or at all. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Our operations continue to be funded by Meitav, our principal shareholder. Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls due to the potential costs of remediating our other deficiencies.

Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes cause control deficiencies, which in the aggregate resulted in a material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 3, 2009, the Company issued 1,706,339 shares of its common stock to Meitav.  The shares were issued at a price of $0.05 per share in exchange for the retirement of all of Ametrine’s outstanding debt to Meitav, totaling $85,316.95.
 The issuance was deemed exempt under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

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

* Filed herewith

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Ametrine Capital, Inc.

Dated: November 13, 2009	By:/s/ Lior Ostashinsky
Lior Ostashinsky President and Treasurer