Form 10-K
period 2009-12-31
Ametrine Capital Inc
filed 2010-03-29
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 814-00776

AMETRINE CAPITAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3252949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 West Superior Street, Unit 1601, Chicago, IL	60610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (312) 205-9101

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: 0  (no common equity was held by non-affiliates of the Company as of June 30, 2009)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

2,671,799 shares of common stock as of March 18, 2010.

AMETRINE CAPITAL, INC.

FORM 10-K

 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009)

References in this Annual Report on Form 10-K to the “Company”, “we”, “us” or “our” mean Ametrine Capital, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements”. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, business, investment and liquidity risks, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. Our investment objective is to maximize total return from capital appreciation and current income. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our primary emphasis is to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We have not conducted any significant operating activities.

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

INCOME:

We plan to generate income primarily in the form of capital gains through the appreciation in the value of our equity positions and warrants or other equity instruments that we may receive when we make equity investments. The level of income that we generate will be largely dependent on economic, regulatory and competitive factors that influence new investment activity, the success of our portfolio companies in achieving certain financial milestones, our ability to sell our investments for cash, and our ability to secure equity capital for our investment activities.

We also plan to generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the equity interests that we may acquire in portfolio companies. We expect our debt investments, whether in the form of subordinated debt, mezzanine loans or senior secured loans, to have a term of one to three years and to bear interest at either fixed or floating rates. Interest on debt securities will generally be payable monthly, with the amortization of principal generally being deferred for several years from the date of the initial investment for subordinated and mezzanine debt. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned. Upon the prepayment of a loan or debt security, any unamortized loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

CORPORATE BACKGROUND

We were formed in December 2007 as a Delaware limited liability company. On February 12, 2008, we were converted into a Delaware corporation and changed our name from Ametrine Capital, LLC to Ametrine Capital, Inc.  On August 19, 2008, we filed a registration statement on Form N-2 with the SEC, which was declared effective on May 21, 2009.  Through this shelf registration, we are authorized to offer up to 10,000,000 shares of our common stock, with a par value of $.01 per share and at an offering price of $.05 per share.  Effectiveness of our registration statement permits us to conduct offerings of our common shares to raise capital, subject to applicable regulations and restrictions.

On August 31, 2009, we commenced a public offering using our N-2 registration statement to finance our operations.  We issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share.

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol AMRZ.OB.

DEPENDENCE ON MAJOR CUSTOMERS

We have not conducted any significant operating activities.  Given our current capital level available for investment in portfolio companies, we expect to be concentrated in a small number of companies initially.  It is not possible to estimate concentration percentages until investment in a portfolio company is completed.

RESEARCH AND DEVELOPMENT

We have not invested in research and development.

GOVERNMENT REGULATION

A BDC is regulated by the 1940 Act.  As a BDC, we may not acquire any asset other than “qualifying assets” unless at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

●           Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

-	is organized and has its principal place of business in the U.S.;

-	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

-	does not have any class of publicly-traded securities with respect to which a broker may extend margin credit.

●           Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

●           Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We intend to offer and provide such managerial assistance to our portfolio companies in which we have made equity or debt investments, through our business development manager, Edward Liceaga.

A BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We do not have any current intention to use leverage for at least the next 12 months, either through debt or senior securities, but as a BDC, if we use leverage in the future, we will be required to meet a coverage ratio of the value of total assets to total senior securities, which would include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

We will generally not be able to issue and sell our common stock at a price below net asset value per share.  We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

ELECTION TO BE TAXED AS A REGULATED INVESTMENT COMPANY

As a BDC, we intend to elect to be treated, and intend to qualify annually thereafter, as a Registered Investment Company, or RIC, under Subchapter M of the Internal Revenue Code, or the Code.  As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (determined without regard to the dividends paid deduction), which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, if any (the “Annual Distribution Requirement”).

TAXATION AS A REGULATED INVESTMENT COMPANY

If we:

●           qualify as a RIC; and

●           satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e. , realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each taxable year, (b) 98% of our capital gain net income for the one-year period ending October 31 in that taxable year and (c) any income realized, but not distributed, in preceding taxable years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

●           at all times during each taxable year, have in effect an election to be regulated as a BDC under the 1940 Act;

●           derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly-traded partnership”; and

●           diversify our holdings so that at the end of each quarter of the taxable year:

-
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, except that if we obtain certification from the SEC annually that we are principally engaged in furnishing capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available, then under certain circumstances we may own more than 10% of the outstanding voting securities of an issuer; and

-
no more than 25% of the value of our assets is invested in the (a) securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (c) securities of one or more “qualified publicly-traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

COST OF COMPLIANCE WITH ENVIRONMENTAL AND CLIMATE CHANGE REGULATIONS AND LAWS

We have not conducted any significant operating activities, and therefore, we have not incurred any material costs related to our compliance with applicable environmental and climate change laws and regulations.

EMPLOYEES

The Company has two employees. We are internally managed by our business development manager, Edward M. Liceaga, who will manage our investments, and our President and Treasurer, Lior Ostashinsky, who will arrange for the provision of the administrative services necessary for us to operate.

ITEM 1A.  RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our business development manager, Edward Liceaga, has the use of office space at our corporate headquarters, located at 340 West Superior Street, Unit 1601, Chicago, Illinois 60610, pursuant to a private agreement at no cost to us.  We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR SECURITIES

No market has been developed for our shares of common stock. Effective on December 28, 2009, our shares of common stock were approved for trading on the OTC Bulletin Board under the symbol AMRZ.OB.

HOLDERS

As of March 18, 2010, there were 36 stockholders of record of our common stock.

Standard Registrar & Transfer Company, Inc. is the registrar and transfer agent for our common shares. Its address is 12528 South 1840 East, Draper, Utah 84020, telephone: 801-571-8844.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock.  Any future determination to pay dividends on our common stock will depend upon our results of operations, as we intend to distribute all of our net income and, in most cases, all of our net capital gains, although we may opt not to distribute certain net capital gains, as determined by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW OF OUR BUSINESS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this report.

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our investment objective is to maximize total return from capital appreciation and current income. Our primary emphasis will be to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We have not made any investments to date.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised significant capital or having any operations. An investment in our Company is highly speculative and investors may lose their whole investment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion of our expected operating plans is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the U.S., or GAAP. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates can cause actual results to differ. In addition to the discussion below, a description of our critical accounting policies is included in the notes to our financial statements.

Valuation of portfolio investments

As a business development company, we will generally invest in illiquid equity and debt securities of privately-owned companies. Under procedures established by our board of directors, we intend to value investments for which market quotations are readily available at such market quotations. We will obtain these market values from an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, otherwise by a principal market maker or a primary market dealer). Equity and debt securities that are not publicly-traded or whose market prices are not readily available will be valued at fair value as determined in good faith by our board of directors. Such determination of fair values may involve subjective judgments and estimates. With respect to unquoted securities, our board of directors, together with input from our independent valuation advisers, if any, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, our board will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had readily available market values existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment:

•	preliminary valuation conclusions will then be documented and discussed with the members of our board of directors;

•	if a third-party valuation firm is engaged by our board of directors, it will review these preliminary valuations;

•
our board of directors will review the preliminary valuation and our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the board of directors; and

•
our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the third-party valuation firm, if applicable.

Determination of fair values involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

Equity securities

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The board of directors, in its analysis of fair value, will consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or related items.

The board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. The determined fair values may be discounted to account for restrictions on resale and minority positions. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, we will allocate the cost basis in the investment between debt securities and nominal cost equity at the time of origination. We will subsequently value the warrants at fair value.

Loans and debt securities

For loans and debt securities, fair value generally approximates cost unless there is a reduced value or overall financial condition of the portfolio company or other factors indicate a lower fair value for the loan or debt security. Generally, in arriving at a fair value for a debt security or a loan, the board of directors may focus on various factors, including the portfolio company’s ability to service and repay the debt and considers its underlying assets. With respect to a convertible debt security, the board of directors may also analyze the excess of the value of the underlying security over the conversion price as if the security was converted when the conversion feature is “in the money” (appropriately discounted, if restricted). If the security is not currently convertible, the use of an appropriate discount in valuing the underlying security may be considered. If the value of the underlying security is less than the conversion price, the board of directors may focus on the portfolio company’s ability to service and repay the debt.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $68,043 or $0.05 per share, for the year ended December 31, 2009 compared with a net loss of $104,264 or $0.17 per share for the year ended December 31, 2008.

During the year ended December 31, 2009, primarily all of our expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Our expenses for the year ended December 31, 2009 decreased to 68,043 from $104,264 for the year ended December 31, 2008. The decrease was attributed to lower legal expenses during 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $16,755 in cash.  We did not have any cash balances as of December 31, 2008. Cash used in operating activities in 2009 was $745. Cash provided by financing activities in 2009 was $17,500.  As of now our liquidity needs are being covered by a related party.  Meitav Underwriting Ltd., or Meitav, is currently our controlling shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan (the “Loan”) to the Company. On September 3, 2009, the Loan amount of $85,316 was converted to equity at a conversion price of $0.05 per share and, as a result, we issued to Meitav 1,706,339 shares of our common stock.  Liabilities as of December 31, 2009 were $55,472, which were comprised of obligations to Meitav in relation to the funding of our business after registration and organization.  On August 31, 2009, we issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or  $0.05 per share. The shares were issued under our effective N-2 registration statement.

OUTLOOK

Our current cash may not be sufficient to meet our anticipated requirements for the next 12 months.  Our future sustainability depends on our ability to raise sufficient capital to meet our future expenses by making additional offerings of our stock.  There can be no assurance that we will be able to obtain financing at acceptable terms to us, or at all.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Our operations continue to be funded by Meitav, our principal shareholder.  Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.  If we are unable to obtain the financing necessary to support our operations, we may not be able to conduct any significant operations, or may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

INFLATION

We have not conducted any significant operating activities, and therefore, we have not been able to make an estimation of the potential effects of inflation on our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of December 31, 2009, our directors and executive officer, their ages, positions held, and duration of such, are as follows:

Name	Age	Position	Position since

Lior Ostashinsky	32	President, Treasurer, Secretary and Chairman	2008
Oren Amitzur	32	Director	2008
Elad Shetrit	32	Director	2008

The biographies of each of the directors below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused us to determine that the person should serve as a director for the Company.

LIOR OSTASHINSKY. Mr. Ostashinsky has served as our President and Chairman of our board of directors since inception. Mr. Ostashinsky has also served as our Treasurer and Secretary since February 2008, although we have had no significant operations since inception.  He resides in Hod Hasharon, Israel, and will also continue in his position he has held since February 2006, as the Managing Director of Tailor-Made Capital Ltd., an Israeli company focused on financing micro-cap and small-cap companies trading in the United States, and which is a subsidiary of Meitav Underwriting Ltd. From May 2004 to April 2005, he was Vice President Finance and Investor Relations of Technoprises Ltd. From October 2003 to May 2004, he was an analyst at Migdal Capital Markets Economic Division. Mr. Ostashinsky holds a BA degree in Business Management from the Interdisciplinary Center in Hertzliya, Israel.  Mr. Ostashinsky has not served as a director of any company during the past five years, or been involved in any legal proceedings during the past ten years.

We believe Mr. Ostashinsky’s qualifications to sit on our board of directors include his education and his experience in the financial industries, including in financing of micro-cap companies, as well as a significant understanding of our business that he has acquired through his service on our board of directors and as executive officer.

OREN AMITZUR. Mr. Amitzur has served as a member of our board of directors since March 1, 2008.  Since February 2010, he has been an Engineer at Lantiq, an international communications and technology company based in Germany.  From June 2004 until February 2010, he was a Verification Manager with Metalink Broadband, an Israeli company focused on microchip design, where he was responsible for the definition of the test plan required in order to verify the functional correctness of a chip design (pre silicon simulations), the design of a verification environment that would implement this test plan, overview of the design process and ensuring the verification process closure.  Prior to this position, he was enrolled at Tel Aviv University, where he completed studies in Computer Engineering.  Mr. Amitzur has not served as a director of any company during the past five years, or been involved in any legal proceedings during the past ten years.

We believe Mr. Amitzur’s qualifications to sit on our board of directors include his education and his experience in the technology industries, including with smaller and emerging companies of the type that the Company may consider for investment, as well as a significant understanding of our business that he has acquired through his service on our board of directors.

ELAD SHETRIT. Mr. Shetrit has served as a member of our board of directors since March 1, 2008.  Since August 2007, he has been Associate Manager with Henry Schein Inc., a distributor of health care products in Melville, New York.  From September 2005 to

May 2007, he attended CUNY – City University of New York.  From July 2004 to August 2005, he was an Operations Manager at Atura Industries, Ltd. in Zipporit, Israel, and prior to that, he was enrolled at Bar Ilan University in Israel, where he completed studies in Economics. Mr. Shetrit has not served as a director of any company during the past five years, or been involved in any legal proceedings during the past ten years.

We believe Mr. Shetrit’s qualifications to sit on our board of directors include his education and his experience in business management, as well as a significant understanding of our business that he has acquired through his service on our board of directors.

In addition, the Company relies on the services of Edward Liceaga, its business development manager, to manage our day-to-day investment operations.  While not an executive officer, he is considered a key employee.  The principal occupation and business experience of Mr. Liceaga for at least the past five years is as follows:

EDWARD M. LICEAGA.  Mr. Liceaga has served as our business development manager since January 2009.  Mr. Liceaga is currently also, and will continue to serve as, the Portfolio Manager for Tangiers Capital, LLC and has been part of that firm since its inception. Mr. Liceaga is also a founder and manager of Tangiers’ investment banking services affiliate, Falcon Financial Partners, LLC, and its predecessor firm, Falcon Financial Consulting, LLC. Prior to Falcon, Mr. Liceaga worked as an equity analyst with Marlin Capital Corp., a Chicago based commodity pool operator, from 2001 to 2002.  From 2002 to 2004, Mr. Liceaga was employed by GlobalRisk Corp., formerly Expert Systems Group, Inc., to provide risk management and trade support services in the U.S. and international markets.  Mr. Liceaga received a Bachelors of Science in Accounting from Illinois State University, and obtained an M.B.A. with a derivatives focus from Loyola University of Chicago.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following Section 16(a) filing requirements applicable to such Reporting Persons have not been met:  Mr. Ostashinsky, Mr. Amitzur and Mr. Shetrit failed to file Form 3 after our registration statement was declared effective on May 21, 2009, to report that they do not own any outstanding shares of common stock.  Meitav Underwriting Ltd., or Meitav, our principal shareholder, failed to file Form 3 after our registration statement was declared effective, to report that it held 615,460 shares of our common stock acquired on February 14, 2008.  Meitav failed to file Form 4 reporting that it acquired 1,706,339 shares of common stock on September 3, 2009, upon the conversion of its interest-free loan to the Company into equity.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2009, our Audit Committee was comprised of Messrs. Elad Shetrit and Oren Amitzur. The board of directors determined that Mr. Shetrit is an “audit committee financial expert” and meets the current independence and experience requirements of Rule 10A-3 of the Securities Exchange Act of 1934 and, in addition, is not an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act. Our board of directors has further determined that Mr. Shetrit satisfies the definition of an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K.  Our Audit Committee did not have any meetings during fiscal year 2009.

CODE OF ETHICS

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, in May 2009, our board of directors adopted a Code of Business Ethics and Conduct, or Code of Ethics, applicable to our employees, officers and directors. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

•	accountability for adherence to our Code of Ethics.

Each of our officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION FOR FISCAL YEARS 2008 AND 2009

As an employee of an affiliate of Meitav Underwriting Ltd., which is the majority shareholder of the Company, Lior Ostashinsky is not paid any compensation for his services as president or director of the Company.

No stock option awards or equity awards were granted in 2008 or 2009.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL ARRANGMENTS

None of our executive officers has an employment contract or change-in-control agreement.

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with travel to and attendance at meetings of the board of directors and other Company business.

None of the directors incurred any material expenses in connection with any Company business, and none of the non-employee directors were paid any compensation during the year ended December 31, 2009.  No compensation is paid to directors who are employees or affiliates of Meitav in return for their board or committee service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of March 18, 2010 (unless provided herein otherwise), with respect to holdings of our Common Stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common Stock outstanding as of such date; (2) each of our directors and executive officer; and (3) all of our directors and our current executive officer as a group. Each stockholder has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	PERCENT OF SHARES BENEFICIALLY OWNED(3)

5% BENEFICIAL OWNERS

Meitav Underwriting Ltd.	2,321,799	86.9%

DIRECTORS AND EXECUTIVE OFFICER:

Oren Amitzur	None	0%

Lior Ostashinsky	None	0%

Elad Shetrit	None	0%

All directors and current executive officers as a group (3 persons)	None	0%

(1) Unless otherwise provided, all addresses are c/o Ametrine Capital, Inc. at the address set forth on the cover page of this Form 10-K.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3) Applicable percentage of ownership is based on 2,671,799 shares of our common stock outstanding as of March 18, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Meitav, our initial shareholder, had committed to make investments to cover our expected organizational and offering costs in exchange for common shares purchased for $0.05 per share. After servicing all our accrued expenses related to offering and organization costs after our registration statement was declared effective, Meitav had invested approximately $105,000, through a combination of equity investments and interest-free loans.  On September 3, 2009, the Company issued 1,706,339 shares of its common stock to Meitav, at a price of $0.05 per share, in exchange for the retirement of all of our then-outstanding debt to Meitav, totaling $85,316.95.  All of the Company’s shares held by Meitav were nonregistered and were separate from the public shares that we have issued. (The issuance was deemed exempt under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee has retained Ziv Haft, a member of the BDO Network, or BDO, as our independent registered public accounting firm for the fiscal year ended December 31, 2009.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY	2009	2008

Audit Fees (1)	$16,000	$20,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
		-
Total Fees	$16,000	$20,000

(1)
Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2009 and December 31, 2008, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during 2009, and fees for professional services rendered in connection with documents filed, including the registration statement on N-2, with the SEC during those quarters.

PRE-APPROVAL POLICIES AND PROCEDURES

None of the audit-related fees billed in fiscal 2009 and 2008 related to services provided under the de minimis exception to the SEC’s audit committee pre-approval requirements.

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009

________________________
________________

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ametrine Capital, Inc.

We have audited the accompanying statements of assets and liabilities of Ametrine Capital, Inc. (the “Company”), as of December 31, 2009 and 2008 and the related statements of operations, changes in net assets, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Ametrine Capital, Inc. as of December 31, 2009 and 2008, and the results of its operation, changes in its net assets and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Ziv Haft. Certified Public Accountants (Isr.) BDO Member Firm

Tel-Aviv, Israel
March 25, 2010

AMETRINE CAPITAL, INC.
STATEMENTS OF ASSETS AND LIABILITIES

	December 31
	2009	2008
ASSETS
Cash and cash equivalents	$16,755	$-

Total assets	16,755	-

LIABILITIES
Related Party	55,472	38,270
Accrued Other Expenses	-	35,221

Total liabilities	55,472	73,491

NET ASSETS

Common stock, par value $.01 per share,(authorized: December 31 ,2009 and 2008- 25,000,000 shares ; issued: December 31 ,2009-2,671,799 shares; December 31, 2008- 615,460 shares)	26,718	6,155
Paid-in capital in excess of par	106,872	24,618
Undistributed net investment loss	(172,307)	(104,264)

Total net assets	(38,717)	(73,491)

Total liabilities and net assets	16,755	-

Net assets value per share	$(0.014)	$(0.12)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009		2008

Investment Income	$-		$-

Expenses:
Professional fees	67,298		104,264
Financing fees	745		-
Total Expenses	68,043		104,264

Net Investment Loss	(68,043)		(104,264)

Net decrease in net assets resulting from operations	(68,043	)$	$(104,264)

Loss per share - Basic and Diluted (See note 3)	(0.05	) $	$(0.17)

Weighed average shares outstanding - Basic and Diluted	1,300,906		615,460

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year ended December 31,
	2009		2008
Decrease in net assets from operations:
Net Investment Loss		$68,043	$104,264

Net decrease in net assets resulting from operations		(68,043)	(104,264)

Capital share transactions:
Issuance of shares of common stock		17,500	30,773
Conversion of a debt to common stocks		85,317	-

Net increase in net assets resulting from capital share transactions		102,817	30,773

Total Increase (decrease) in net assets		34,774	(73,491)

Net Assets:
Beginning of period		(73,491)	-

End of period	$	( (38,717	$(73,491)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(68,043)	$(104,264)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Increase in accrued expenses	67,298	73,491

Net cash used in operating activities	(745)	(30,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	17,500	30,773

Net cash provided by financing activities	17,500	30,773

Net increase in cash and cash equivalents	16,755	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at the end of period	$16,755	$-

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:
Ametrine Capital, Inc. (“Ametrine“ or “the Company“) is a newly organized closed-end, non-diversified management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008 Ametrine was held by its sole incorporator. On February 14, 2008 Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. (“Meitav”) for a total consideration of $30,773.
The Company's investment objective is to maximize total return from capital appreciation and current income. The Company will seek to achieve its investment objective by providing equity and debt financing primarily to small and mid sized U.S. and Israeli companies.

On August 31, 2009, Ametrine issued 350,000 shares of its common stock. for a total consideration of $17,500.
On September 3, 2009, Ametrine issued to Meitav 1,706,339 shares of  its common stock in conversion for Ametrine’s outstanding debt to Meitav in the amount of  $85,317.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed in the preparation of the financial statements are as follows:
A.	Basis of Presentation:
The financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP“) and pursuant to the reporting requirement set forth on Article 6 of Regulation S-X, as appropriate. In accordance with Article 6-09 of Regulation S-X under the Exchange Act, a Statement of Changes in Net Assets is provided in lieu of a Statement of Changes in Stockholders’ Equity.
In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single authoritative source for US GAAP and changed the way in which the accounting literature is organized. As applicable to Ametrine, the Codification became effective commencing in the third quarter of 2009. The
Codification does not change US GAAP and does not have an effect on our financial position or results of operations.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.):
B.	Use of Estimates in Preparation of Financial Statements:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual result could differ from those estimates.

C.	Cash and Cash Equivalents:
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

D.	Investments:
The Company intends to invest principally in the equity and debt securities of primarily non public and mid-sized companies. Currently, no such investments were done.
All of the Company's securities will be carried at fair value using different methodologies generally used to determine fair value in accordance with the 1940 Act and SFAS No. 157 Fair Value Measurement (“SFAS No 157“), which is codified in FASB ASC Topic 820, Fair Value Measurement and Disclosures(“ASC 820“).

E.	Recent Accounting Pronouncements:
1.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162, which is codified in FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105“). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy“) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All the content of ASC 105 carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP, authoritative and nonauthoritative. The requirements of ASC 105 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.):
E.	Recent Accounting Pronouncements (cont.):
2.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820): Measuring Liabilities at Fair value (“ASU 2009-05“), which provides guidance on measuring the fair value of liabilities under FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820“). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level measurement. ASU 2009-05 is effective the first interim or annual reporting period after its issuance. We adopted the requirements of ASU 2009-05 in the third quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on our consolidated financial statements.

3.
In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurement and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12“), which provides guidance on measuring the fair value of certain alternative investments. ASU 2009-12 amends ASC 820 to permit, as a practical expedient, a reporting entity to measure the fair value of an investment within its scope on the basis of NAV or its equivalent if the NAV or its equivalent is calculated in a manner consistent with the measurement principles of ASC 946. ASU 2009-12 also requires additional disclosures by major category for investments within its scope. ASU 2009-12 is effective for the first reporting period ending after December 15, 2009 and early adoption is permitted. We adopted the requirements of ASU 2009-12 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

4.
In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2001-01“), which addresses the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amounts of cash that shareholders can receive in the aggregate. ASU 2010-01 clarifies that the stock portion of such a distribution is considered a share issuance reflected prospectively in earnings per share. ASU 2010-01 is effective for interim and annual periods ending after December 15, 2009 and should be applied on a prospective basis. We adopted the requirements of ASU 2010-01 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.):
E.	Recent Accounting Pronouncements (cont.):
In January 2010, the FASB issued ASU No.2010-06, Fair Value Measurements and disclosures (“ASU 2010-06“), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect of transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal year.
Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

NOTE 3 - EARNING PER SHARE:
	Year ended December 31,
	2009	2008

Numerator for basic and diluted net decrease in net assets per share resulting from operations	$63,043	$(104,264)

Denominator for basic and diluted weighted average share:	1,300,906	615,460

Basic and diluted net decrease in net assets per share resulting from operations	$(0.05)	$(0.17)

NOTE 4 - DISTRIBUTABLE INCOME
The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - TAXES
The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal  Revenue Code of 1986,  as amended. As a RIC, the Company’s income generally will not be subject to taxation to the extent such income is distributed to stockholders.
To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of December 31, 2009, the Company has yet to be treated as a RIC.

As of December 31, 2009 the Company had net operating loss carry forwards in the amount of $172,307.

NOTE 6 - NET ASSETS:
As of December 31, 2009 the Company had 2,671,799 shares of common stock.
These shares confer upon their holders the rights to receive notice to participate and vote in general meetings, and the right to receive dividends if declared. Currently, Meitav is the controlling shareholder of the Company.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on August 19, 2008).

3.2	Bylaws (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on August 19, 2008).

4.1
Form of Stock Subscription dated February 14, 2009 between the Company and Meitav Underwriting Ltd. (incorporated by reference to Exhibit (p) to the Company’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on August 19, 2008).

10.1
Custodian Services Agreement (incorporated by reference to Exhibit (j) to Pre-Effective Amendment 3 to the Company’s Registration Statement on Form N-2 filed with the Securities & Exchange Commission on March 18, 2009).

10.2	Transfer Agency and Registrar Service Agreement (incorporated by reference to Exhibit (k) to Pre-Effective Amendment 3 to the Company’s Registration Statement on Form N-2 filed with the Securities & Exchange Commission on March 18, 2009).

14.1
Code of Ethics (incorporated by reference to Exhibit (r) to Pre-Effective Amendment 4 to the Company’s Registration Statement on Form N-2 filed with the Securities & Exchange Commission on May 11, 2009).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETRINE CAPITAL, INC.

By: /s/ Lior Ostashinsky Lior Ostashinsky Chief Executive Officer and Chief Financial Officer Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chairman and	March 29, 2010
/s/ Lior Ostashinsky	Chief Executive Officer
Lior Ostashinsky

	Director	March 29, 2010
/s/ Oren Amitzur
Oren Amitzur

	Director	March 29, 2010
/s/ Elad Shetrit
Elad Shetrit