Form 10-Q
period 2010-03-31
Ametrine Capital Inc
filed 2010-05-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 2,671,799 as of March 31, 2010.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMETRINE CAPITAL, INC.

FINANCIAL STATEMENTS AS OF MARCH 31, 2010
UNAUDITED

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF MARCH 31, 2010
UNAUDITED

TABLE OF CONTENTS

Page

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2009.	F-2

Statements of Changes in Net Assets (unaudited) for the three months ended March 31, 2010 and 2009.	F-3

Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2009.	F-4

Notes to Financial Statements (unaudited)	F-5 - F-8

________________________

AMETRINE CAPITAL, INC.
BALANCE SHEETS
UNAUDITED

	March 31	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$16,755	$16,755

Total assets	16,755	16,755

LIABILITIES
Related party	66,472	55,472

Total liabilities	66,472	55,472

NET ASSETS
Common stock, par value $.01 per share, 25,000,000 shares authorized and 2,671,799 shares issued and outstanding	26,718	26,718
Paid-in capital in excess of par	106,872	106,872
Undistributed net investment loss	(183,307)	(172,307)

Total net assets	(49,717)	(38,717)

Total liabilities and net assets	16,755	16,755

Net assets value per share	$(0.012)	$(0.014)

Lior Ostashinsky /S/ Lior Ostashinsky President	May 12, 2010 Date of approval of the Financial statements

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

Investment Income	$-	$-

Expenses:
Professional fees	11,000	1,800

Total Expenses	11,000	1,800

Net Investment Loss	(11,000)	(1,800)

Net decrease in net assets resulting from operations	$(11,000)	$(1,800)

Loss per share - Basic and Diluted (See note 3)	$(0.004)	$(0.003)

Weighted average shares outstanding - Basic and Diluted	2,671,799	615,460

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CHANGES IN NET ASSETS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

Decrease in net assets from operations:
Net investment loss	$11,000	$1,800

Net decrease in net assets resulting from operations	(11,000)	(1,800)

Total decrease in net assets	(11,000)	(1,800)

Net Assets:
Beginning of period	(172,307)	(73,491)

End of period	$(183,307)	$(75,291)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(11,000)	$(1,800)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Increase in related parties	11,000	-
Increase in accrued expenses	-	1,800

Net cash used in operating activities	-	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	16,755	-

Cash and cash equivalents at the end of period	$16,755	$-

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:
Ametrine Capital, Inc. ("Ametrine" or "Company") is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008, Ametrine was held by its sole incorporator. On February 14, 2008 Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. (“Meitav”) for a total consideration of $30,773.

The Company's investment objective is to maximize total return from capital appreciation and current income. The Company will seek to achieve its investment objective by providing equity and debt financing primarily to small and midsized U.S. and Israeli companies.

On August 31,2009, Ametrine issued 350,000 shares of its common stock for a total consideration of $17,500.

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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form    10-K, as filed with the Securities and Exchange Commission (“SEC”).

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

All of the Company's securities will be carried at fair value using different methodologies generally used to determine fair in accordance with FASB ASC Topic 820, Fair Value Measurement and Disclosures(“ASC 820“).

E.	Recent Accounting Pronouncements:

1.
In May 2009, the FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance during the quarter ended June 30, 2009.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.):

E.	Recent Accounting Pronouncements (cont.):

2.
In February 2010, the FASB issued ASU 2010-09 to amend ASC 855 to address certain implementation issues, including (1) eliminating the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, (2) clarifying the period through which conduit bond obligors must evaluate subsequent events, and (3) refining the scope of the disclosure requirements for reissued financial statements. The adoption of this standard did not have a significant impact on our consolidated financial statements.

3.
In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2001-01”), which addresses the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can receive in the aggregate. ASU2010-01 clarifies that the stock portion of such a distribution is considered a share issuance reflected prospectively in earnings per share. ASU 2010-01 is effective for interim and annual periods ending after December 15, 2009 and should be applied on a prospective basis. We adopted the requirements of ASU 2010-01 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

4.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - EARNING PER SHARE:
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Numerator for basic and diluted net decrease in net assets per share resulting from operations	$(11,000)	$(1,800)

Denominator for basic and diluted weighted average share:	2,671,799	615,460

Basic and diluted net decrease in net assets per share resulting from operations:	$(0.004)	$(0.003)

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

To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of March 31, 2010, the Company has yet to be treated as a RIC.

As of March 31, 2010 the Company had net operating loss carry forwards in the amount of $183,307.

NOTE 6 - NET ASSETS:
As of March 31,2010 the Company had 2,671,799 shares of common stock.

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

We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940. We intend to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. Our investment objective is to maximize total return from capital appreciation and current income. Our primary emphasis will be to generate capital gains through our equity investments. We may also invest in senior secured loans. From time to time, we may also invest in public companies that are thinly traded and senior and subordinated syndicated loans. We expect to invest by ourselves and jointly with other investors, depending on the opportunity. We have not conducted any significant operating activities and have not made any investment sto date.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised capital or having any operations. An investment in our Company is highly speculative and investors may lose their whole investment.

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol AMRZ.OB.

Results of Operations

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $11,000 or $0.004 per share, for the three months ended March 31, 2010 compared with $1,800, or $0.003 loss per share, for the three months ended March 31, 2009.

During the three months ended March 31, 2010, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Liquidity and Capital Resources

As of March  31, 2010, we had $16,755 in cash.  We had the same cash balance as of December 31, 2009. As of now our liquidity needs are being covered by a related party.  Meitav Underwriting Ltd. (“Meitav”) is currently our controlling shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan (the “Loan”). On September 3, 2009, the Loan amount of $85,316 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,706,339 shares of our common stock.  Liabilities as of March 31, 2010 increased to $66,472 from $55,472 as of December 31, 2009.  Liabilities were comprised of obligations to Meitav in relation to the ongoing funding of our business.  On August 31, 2009, we issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share. The shares were issued out of our effective N-2 registration statement.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

Item 5. Other Information. No

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

* Filed herewith

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Ametrine Capital, Inc.

Dated: May 14, 2010	By:	/s/ Lior Ostashinsky
Lior Ostashinsky President and Treasurer