Form 10-Q
period 2010-06-30
Ametrine Capital Inc
filed 2010-08-13
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 2,671,799 as of August 30, 2010.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF JUNE 30, 2010
UNAUDITED

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF JUNE 30, 2010
UNAUDITED

TABLE OF CONTENTS

Page

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	5
Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2009.	6
Statements of Changes in Net Assets (unaudited) for the three and six months ended June 30, 2010 and 2009.	7
Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2010 and 2009.	8
Notes to Financial Statements (unaudited)	9-12

AMETRINE CAPITAL, INC.
BALANCE SHEETS
UNAUDITED

	June 30	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$16,755	$16,755

Total assets	16,755	16,755

LIABILITIES
Related party	85,238	55,472

Total liabilities	85,238	55,472

NET ASSETS
Common stock, par value $.01 per share, 25,000,000 shares authorized and 2,671,799 shares issued and outstanding	26,718	26,718
Paid-in capital in excess of par	106,872	106,872
Undistributed net investment loss	(202,073)	(172,307)

Total net assets	(68,483)	(38,717)

Total liabilities and net assets	16,755	16,755

Net assets value per share	$(0.026)	$(0.014)

/S/ Lior Ostashinsky	August 5, 2010
Lior Ostashinsky President	Date of approval of the Financial statements

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Investment Income	$-	$-	$-	$-

Expenses:
Professional fees	29,766	3,600	18,766	1,800

Total Expenses	29,766	3,600	18,766	1,800

Net Investment Loss	(29,766)	(3,600)	(18,766)	(1,800)

Net decrease in net assets resulting from operations	$(29,766)	$(3,600)	$(18,766)	$(1,800)

Loss per share - Basic and Diluted (See note 3)	(0.011)	(0.006)	(0.007)	(0.003)

Weighted average shares outstanding - Basic and Diluted	2,671,799	615,460	2,671,799	615,460

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CHANGES IN NET ASSETS
UNAUDITED

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Decrease in net assets from operations:
Net investment loss	$29,766	$3,600	$18,766	$1,800

Net decrease in net assets resulting from operations	(29,766)	(3,600)	(18,766)	(1,800)

Total decrease in net assets	(29,766)	(3,600)	(18,766)	(1,800)

Net Assets:
Beginning of period	(172,307)	(73,491)	(183,307)	(75,291)

End of period	$(202,073)	$(77,091)	$(202,073)	$(77,091)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(29,760)	$(3,600)	$(18,766	)$	$(1,800)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Increase in accrued expenses	29,766	3,600	18,766		1,800

Net cash used in operating activities	-	-	-		-

Net increase in cash and cash equivalents	-	-	-		-
Cash and cash equivalents at beginning of period	16,755	-	16,755		-

Cash and cash equivalents at the end of period	16,755	-	16,755		-

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Ametrine Capital, Inc. ("Ametrine" or "Company") is a closed-end, non-diversified management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008 Ametrine was held by its sole incorporator. On February 14, 2008 Ametrine issued 615,460 shares of its common stock to Meitav Underwriting Ltd. (“Meitav”) for a total consideration of $30,773.

On August 31,2009 Ametrine issued 350,000 shares of its common stock, for a total consideration of $17,500.

On September 3, 2009 Ametrine issued to Meitav 1,706,339 shares of its common stock in conversion for Ametrine’s outstanding debt to Meitav.

As a BDC, the Company's investment objective was to maximize total return from capital appreciation and current income. The Company intended to achieve its investment objective by providing equity and debt financing primarily to small and midsized U.S. and Israeli companies.

On July 26, 2010 Meitav, representing the majority of the voting power of the Company, adopted, by written consent, resolutions authorizing and approving (1) a change in the Company’s business so that it ceases to be a BDC, and (2) the Company’s withdrawal of its notification of election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 (the “1940 Act”) by filing Form N-54C with the Securities and Exchange Commission (the “SEC”).  The withdrawal as a BDC will be effective upon filing the notification on Form N-54C and receipt thereof by the SEC, after which the Company will no longer be subject to regulation under the relevant provisions of the1940 Act.
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

The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The unaudited interim financial statements and notes thereto should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2009 included in the Company’s Annual report on Form    10-Q, as filed with the Securities and Exchange Commission (“SEC”).

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

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - EARNING PER SHARE:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted net decrease in net assets per share resulting from operations	$(29,760)	$(3,600)	$(18,766)	$(1,800)
Denominator for basic and diluted weighted average share:	2,671,799	615,460	2,671,799	615,460

Basic and diluted net decrease in net assets per share resulting from operations:	$(0.011)	$(0.006)	$(0.007)	$(0.003)

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

To obtain and maintain RIC tax treatment, the Company must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. As of June 30, 2010, the Company has yet to be treated as a RIC.

As of June 30, 2010 the Company had net operating loss carry forwards in the amount of $202,073.

NOTE 6 - NET ASSETS:

As of June 30, 2010 the Company had 2,671,799 shares of common stock.
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

We were formed as a closed-end, non-diversified management investment company that filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, with the intent to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. We have not conducted any significant operating activities and have not made any investment. On July 26, 2010, Meitav Underwriting Ltd (“Meitav”), our majority shareholder determined that it would be beneficial for us to withdraw our election to be regulated as a BDC, in order to pursue other operating possibilities. In connection therewith, on August 10, 2010, we filed a preliminary information statement with the SEC. Upon the filing of a definitive information statement, we will mail a copy to our shareholders of record. At least 20 days after the mailing of the information statement, we will file notification on Form N-54C with the SEC, upon which the withdrawal as a BDC will be effective.  Thereafter, we will no longer be subject to the relevant sections under the Investment Company Act of 1940.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised capital or having any operations. An investment in our Company is highly speculative and investors may lose their whole investment.

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol AMRZ.OB.

Results of Operations

Three Months Ended June 30, 2010 compared with Three Months Ended June 30, 2009

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $18,766 or $0.007 per share, for the three months ended June 30, 2010 compared with $1,800, or $0.003 loss per share, for the three months ended June 30, 2009.

During the three months ended June 30, 2010, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Liquidity and Capital Resources

As of June  30, 2010, we had $16,755 in cash.  We had the same cash balance as of December 31, 2009. As of now our liquidity needs are being covered by a related party.  Meitav is currently our controlling shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses, which it provided in the form of an interest-free convertible loan (the “Loan”). On September 3, 2009, the Loan amount of $85,316 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,706,339 shares of our common stock.  Liabilities as of June 30, 2010 were $85,238, compared to $55,472 as of December 31, 2009. Liabilites were comprised of obligations to Meitav in relation to the ongoing funding of our business.  On August 31, 2009, we issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share. The shares were issued out of our N-2 registration statement.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Ametrine Capital, Inc.

Dated: August 12, 2010	By:	/s/ Lior Ostashinsky
Lior Ostashinsky
President and Treasurer