Form 10-Q
period 2010-09-30
Ametrine Capital Inc
filed 2010-11-09
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 814-00776

Ametrine Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3252949
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, was 4,376,559 as of November 5, 2010.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2010
UNAUDITED

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2010
UNAUDITED

TABLE OF CONTENTS

Page

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	5
Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2009.	6
Statements of Changes in Net Assets (unaudited) for the three and nine months ended September 30, 2010 and 2009.	7
Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2010 and 2009.	8
Notes to Financial Statements (unaudited)	9-12

AMETRINE CAPITAL, INC.
BALANCE SHEETS
UNAUDITED

	September 30	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$16,755	$16,755
Total assets	16,755	16,755

LIABILITIES
Related party	19,895	55,472
Total liabilities	19,895	55,472

NET ASSETS
Common stock, par value $.01 per share, 25,000,000 shares authorized and 2,671,799 shares issued and outstanding	43,766	26,718
Paid-in capital in excess of par	175,062	106,872
Undistributed net investment loss	(221,968)	(172,307)
Total net assets	(3,140)	(38,717)

Total liabilities and net assets	16,755	16,755

Net assets value per share	$(0.001)	$(0.014)

/S/ Lior Ostashinsky	November 4, 2010
Lior Ostashinsky	Date of approval of the
President	Financial statements

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF OPERATIONS
UNAUDITED

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Investment Income	$-	$-	$-	$-

Expenses:
Professional fees	49,661	42,481	19,895	38,881
Financing Fees	-	745	-	745
Total Expenses	49,661	43,226	19,895	39,626

Net Investment Loss	(49,661)	(43,226)	(19,895)	(39,626)

Net decrease in net assets resulting from operations	$(49,661)	$(43,226)	$(19,895)	$(39,626)

Loss per share - Basic and Diluted (See note 3)	(0.018)	(0.05)	(0.007)	(0.03)

Weighted average shares outstanding - Basic and Diluted	2,734,307	843,942	2,859,323	1,300,906

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CHANGES IN NET ASSETS
UNAUDITED

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Decrease in net assets from operations:
Net investment loss	49,661	43,226	19,895	39,626

Net decrease in net assets resulting from operations	(49,661)	(43,226)	(19,895)	(39,626)

Increase in net assets from financing:
Issuance of shares	-	17,500	-	17,500
Conversion debt to common stocks	85,238	85,317	85,238	85,317
Net increase in net assets from financing :	85,238	102,817	85,238	102,817

Total increase (decrease) in net assets	35,577	59,591	65,343	63,191

Net Assets:
Beginning of period	(38,717)	(73,491)	(68,483)	(77,091)
End of period	$(3,140)	$(13,900)	$(3,140)	$(13,900)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(49,661)	$(43,226)	$(19,895)	$(39,626)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used by operating activities:
Increase in accrued expenses	49,661	42,481	19,895	38,881
Net cash used in operating activities	-	(745)	-	(745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	17,500	-	17,500
Net cash provided by financing activities	-	17,500	-	17,500

Net increase in cash and cash equivalents	-	16,755	-	16,755
Cash and cash equivalents at beginning of period	16,755	-	16,755	-
Cash and cash equivalents at the end of period	$16,755	$16,755	$16,755	$16,755

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

On August 31, 2009 Ametrine issued 350,000 shares of its common stock, for a total consideration of $17,500.

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

On September 21, 2010 Ametrine issued to Meitav 1,704,760 shares of its common stock in conversion for Ametrine’s outstanding debt to Meitav.

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

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - EARNING PER SHARE:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Numerator for basic and diluted net decrease in net assets per share resulting from operations	(49,661)	(43,226)	(19,895)	(39,626)
Denominator for basic and diluted weighted average share:	2,734,307	843,942	2,859,323	1,300,906
Basic and diluted net decrease in net assets per share resulting from operations:	(0.018)	(0.05)	(0.007)	(0.03)

NOTE 4 - DISTRIBUTABLE INCOME

The Company intends to make annual distributions to holders of common stock. The amount of the annual distributions will be determined by the Board of Directors. The Company intends to distribute to its stockholders all of its net income and, in most cases, all of its net capital gains, although it may opt not to distribute certain net capital gains.

NOTE 5 - TAXES

As of September 30, 2010 the Company had net operating loss carry forwards in the amount of $221,968.

NOTE 6 - NET ASSETS:

As of September 30, 2010 the Company had 4,376,559 shares of common stock.
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

We were formed as a closed-end, non-diversified management investment company that filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, with the intent to invest principally in the equity and debt securities of primarily non-public U.S.- and Israeli-based small and mid-sized companies. We have not conducted any significant operating activities and have not made any investment. On July 26, 2010, Meitav Underwriting Ltd, which recently changed its name to Tailormade Holdings Ltd (“Meitav”), our majority shareholder determined that it would be beneficial for us to withdraw our election to be regulated as a BDC, in order to pursue other operating possibilities. In connection therewith, on October 13, 2010, we filed a definitive information statement with the SEC, and mailed a copy to our shareholders of record on or about October 15. At least 20 days after the mailing of the information statement, we will file notification on Form N-54C with the SEC, upon which the withdrawal as a BDC will be effective.  Thereafter, we will no longer be subject to the relevant sections under the Investment Company Act of 1940.

We currently have a negative net worth, which means that we are insolvent at the present time before having raised capital or having any operations. An investment in our Company is highly speculative and investors may lose their whole investment.

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol AMRZ.OB.

Results of Operations

Three Months Ended September 30, 2010 compared with Three Months Ended September 30, 2009

We have not had any revenues from operations since our formation on December 19, 2007. We have accumulated a net loss of $19,895 or $0.007 per share, for the three months ended September 30, 2010 compared with $39,626, or $0.03 loss per share, for the three months ended September 30, 2009.

During the three months ended September 30, 2010, all of our operating expenses were attributed to general and administrative expenses, mainly in connection with payment for accounting, printing and legal fees.

Liquidity and Capital Resources

As of September 30, 2010, we had $16,755 in cash.  We had the same cash balance as of December 31, 2009. As of now our liquidity needs are being covered by Meitav, our principal shareholder.  Meitav is currently our controlling shareholder through its investment of $30,773 for common shares purchased for $0.05 per share.  Meitav also paid our accrued organization and registration expenses and ongoing administrative expenses, which it provided in the form of an interest-free convertible loan (the “Loan”).  On September 3, 2009, a Loan amount of $85,316 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,706,339 shares of our common stock.  On September 21, 2010, another Loan amount of $85,238 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,704,760 additional shares of our common stock. Liabilities as of September 30, 2010 were $19,895, compared to $55,472 as of December 31, 2009.  Liabilities were comprised of obligations to Meitav in relation to the ongoing funding of our business.  On August 31, 2009, we issued 350,000 shares of our common stock to 35 investors for an aggregate consideration of $17,500 or $0.05 per share. The shares were issued out of our N-2 registration statement.

Outlook

After the withdrawal of our election to be regulated as a BDC, we intend to continue as an operating company that is no longer subject to regulation under Sections 55 through 65 of the Investment Company Act of 1940. Our current cash may not be sufficient to meet our anticipated requirements for the next 12 months.  Our future sustainability depends on our ability to raise sufficient capital to meet our future expenses by making additional offerings of our stock.  There can be no assurance that we will be able to obtain financing at acceptable terms to us, or at all.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Our operations continue to be funded by Meitav, our principal shareholder.  Our inability to raise funds will have a severe negative impact on our ability to remain a viable company.  If we are unable to obtain the financing necessary to support our operations, we may not be able to conduct any significant operations, or may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that the Company did maintain effective internal control over financial reporting as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2010, a Loan amount of $85,238 was converted at a conversion price of $0.05 per share and as a result we issued to Meitav 1,704,760 shares of our common stock. The issuance was done in reliance on exemption from registration under section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

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

* Filed herewith

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Ametrine Capital, Inc.

Dated: November 9, 2010	By:	/s/ Lior Ostashinsky
Lior Ostashinsky President and Treasurer