Form 10-K
period 2010-12-31
Ametrine Capital Inc
filed 2011-03-23
CIK 1430415

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number: 2-87052-D

Ametrine Capital, Inc.
 (Exact name of registrant as specified in its charter)

Delaware		74-3252949
State of Incorporation	Commission File Number	IRS Employer Identification No.

914 North Broadway Avenue, Suite 220
Oklahoma City, OK 73102
Address of principal executive offices

(405) 272-3028
Telephone number, including
Area code

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

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
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐                                           Accelerated filer ☐                                Non-accelerated filer ☐ Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

As of March 15, 2011, there were 4,376,559 shares of the Registrant’s $.01 par value Common Stock (“Common Stock”), the Registrant’s only outstanding class of voting securities, outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2010, was $0.

AMETRINE CAPITAL, INC.

FORM 10-K

PART I

Statements that we make in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof.  Such forward-looking statements speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important facts beyond the control of Ametrine Capital, Inc. that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  Many of those risk factors are set forth herein.  We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item l.          Business.

Corporate History; Change of Control Transaction

We were formed in December 2007 as a Delaware limited liability company. On February 12, 2008, we were converted into a Delaware corporation and changed our name from Ametrine Capital, LLC to Ametrine Capital, Inc. (the “Company” or “Ametrine”).  The Company initially contemplated doing business as a closed-end, non-diversified management investment company.  It filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), with the intent to invest primarily in the equity and debt securities of non-public U.S. and Israeli-based small and mid-sized companies.  However, the Company was not successful in raising adequate capital to commence effective operations as a BDC.  Through November 2010, the Company’s operations were primarily funded by Tailormade Holdings Ltd (f/k/a Meitav Underwriting Ltd.), which was our majority shareholder.

Former Company management determined to change its prior business plan and to withdraw its election to be regulated as a BDC, in order to pursue other business possibilities.  On July 26, 2010 the holder of a majority of the Company’s common stock authorized and approved:

1) a change in the Company’s business so that the Company could cease to be a BDC; and

2) the Company’s withdrawal of its notification of election to be subject to Sections 55 through 65 of the 1940 Act by filing Form N-54C with the Securities and Exchange Commission.

On November 19, 2010, the Company filed a Form N-54C with the Securities and Exchange Commission which served as a withdrawal of the Company’s notification of election to be subject to Sections 55 through 65 of the 1940 Act.

On November 30, 2010 the Company’s largest stockholder, Tailormade, sold its entire interest in the Company (being approximately 92% of the Company’s issued and outstanding shares of commons stock) in a private transaction (the “Change of Control Transaction”).  Pursuant to the terms of the Change of Control Transaction, the Company’s directors and sole executive officer resigned, and new persons were appointed to serve as directors and executive officers.  The Company had previously filed a notification pursuant to Section 14(f) of the Securities Exchange Act of 1934 with respect to these changes.

Current Company Status

(When used in this section and the Form 10-K, the terms “we,” “our” or “us” or similar terms are meant to refer to the Company as it exists following the Change of Control Transaction.)  We are not currently engaged in any business operations, although we are engaged in discussions for the acquisition of certain oil and gas properties and assets located in Oklahoma.  These include certain producing properties and related infrastructure that are directly or indirectly owned by a company (Scintilla LLC) that is controlled by our current Chairman of the Board, and with which the Chairman is affiliated.  The oil and gas properties contemplated to be acquired are expected to contribute a significant amount of operating revenue to the Company.   However, the potential amount of these operating revenues has not been established through any due diligence investigation, and no acquisition will take place until, if ever, there is a definitive agreement between the parties (which agreement has been approved by the disinterested members of our board of directors not including Messrs. Chernicky and Albert), due diligence has been completed, and adequate debt and equity financing has been raised.

At the time of filing this Form 10-K, we have performed little due diligence with respect to the properties and assets we hope to acquire including with respect to title, ownership, production, and outstanding indebtedness collateralized by the properties.  In making our initial inquiries we have relied solely on information provided by Scintilla and its principals.  Although the parties have discussed terms of a possible transaction, there has been no definitive agreement as to those terms or as to the structure of the transaction.  Furthermore, any acquisition is dependent upon the Company being able to negotiate acceptable terms and the availability of adequate equity and/or debt financing neither of which can be assured and for which there are no contractual obligations.  We have entered into an engagement letter with BMO Capital Markets, Inc. for an underwritten offering, but the letter is subject to a number of conditions including definitive agreements, completion of satisfactory due diligence, adverse markets, and other terms and conditions.  While this has formed the basis for our work with BMO Capital Markets to date in connection with the acquisition and debt and equity financing, it contains no conditions that are binding upon BMO Capital Markets, but the engagement letter does preclude us from dealing with any other person for an equity-based underwriting through January 2012.  Although the engagement letter contemplated that we would make a $150,000 deposit and potentially pay some fees on behalf of BMO Capital Markets, BMO has not requested the payment of the deposit or any other fees.

If the acquisition takes place (of which there can be no assurance), the acquisition will result in the Company initially acquiring certain producing oil and gas properties and related assets on terms to be negotiated and as a result of due diligence to be done.  There will likely be a future relationship between the Company and the other, affiliated companies, for future oil and gas property acquisitions, although this relationship has not been defined or documented.  Although terms are still being negotiated, we have taken various steps to effect the series of transactions necessary to define and complete the property acquisition.  These steps have included discussions with professional and financial advisors, entering into the engagement letter with BMO Capital Markets, Inc. and assisting the BMO Capital Markets team in identifying the properties and commencing BMO Capital Markets’ due diligence, and other steps to define, document, and commence due diligence with respect to the various interdependent transactions.

Notwithstanding the preparatory work described above, as of the date of filing this report, we have not entered into any agreements or understandings (written or oral) for the acquisition of the oil and gas properties from or through Scintilla, any debt financing necessary for the completion of any such acquisition, or equity financing that would be necessary for us to commence the business operations following the acquisition (should it occur, of which there is no assurance).  Further as of the date of filing this report, neither we nor, to our knowledge, BMO Capital Markets or any other person who may be participating in the required debt or equity financing has completed or even made significant efforts to commence, the necessary due diligence.

Given the uncertainties in connection with any acquisition of the magnitude contemplated, we can offer no assurance that we will be able to complete the transaction and obtain the necessary debt and equity financing on terms acceptable to us (being our disinterested directors not having a conflict of interest with respect to any transaction).   If we are able to accomplish this and the other related transactions, the acquisition transaction will involve a related party.  Although we will attempt to take measures to ensure that the terms of the transaction are in our best interests, we do not currently intend to obtain a fairness opinion with respect to this transaction and there can be no assurance that the transaction will ultimately be fair to our stockholders.

We are also considering taking certain corporate actions aimed to offer us greater flexibility.  In December 2010 we filed a preliminary Schedule 14C reflecting our intention to:

●	change the Company’s name to New Source Energy Group, Inc.;

●	amend our Certificate of Incorporation to increase our authorized capital; and

●	amend our Certificate of Incorporation to provide broader indemnification protections for our officers and directors.

We did not complete the actions contemplated by that Schedule 14C (which can be accomplished based only on the consent of our controlling stockholder, Deylau, LLC, an affiliate of Kristian B. Kos, our president and a director).  Instead, in March 2011 we filed an amended preliminary Schedule 14C with the aim to accomplish those actions and also to effect a reverse stock split.

We hope to file the Schedule 14C in definitive form on or about March 23, 2011, although if the Securities and Exchange Commission chooses to review our Schedule 14C or this Form 10-K, our ability to complete the actions contemplated in the Schedule 14C may be delayed significantly.  Furthermore, none of the corporate actions outlined in the Schedule 14C can be effective until at least twenty days after we mail the Schedule 14C to our stockholders.  Certain of the corporate actions (being the name change and the reverse split) may not be reflected in the financial markets until after they are effective under Delaware state law as we will need to work with the Financial Regulatory Industry Authority to cause the corporate changes to be reflected in the general marketplace.

There are many reasons we may not be able to execute upon the business opportunity we have identified.  These reasons include:

1.	We may not be able to negotiate an acquisition agreement on terms that our disinterested director(s) find to be acceptable from a financial and business perspective.

2.     Our due diligence investigation may not be satisfactory and may reflect significant concerns that cannot be adequately addressed.

3.
We may not be able to find acequate debt and/or equity financing sufficient to acquire the assets and properties of Scintilla and any debt or equity financing we can obtain may not be available on terms that we find to be acceptable or the terms may result in greater interest payment and other obligations that may adversely impact our operations.

4.
We may not be able to raise the equity necessary to provide funds necessary for the continuing operations of our contemplated business, and any equity financing we are able to obtain may not be on terms that we find to be acceptable, or the terms may result in much greater dilution than expected.

5.
The Securities and Exchange Commission may choose to review our filings, thereby delaying or halting our ability to complete the corporate restructuring we believe is a necessary condition precedent to completing the acquisition as contemplated, or at all.

6.
Other unforeseen events may occur which make the contemplated transaction less attractive or more difficult to negotiate, and these events may be specific to the Company, or may be regional, national or international events that affect the equity markets, the debt markets, or the market for oil and gas products.

If we are not able to execute upon the business opportunity we have identified we may seek to execute upon another business opportunity in the oil and gas industry or even another industry.  However, identifying and executing upon business opportunities likely will require a significant amount of capital.  If we are not successful with our current efforts, we cannot offer any assurance that we will be able to identify or to execute upon another business opportunity.  Instead, we may explore terminating our reporting obligations under the Securities Exchange Act of 1934, or we (and/or our principal shareholders) may seek to dispose of their interests in the Company or otherwise transfer control of the Company to another person.

To the extent that we are able to execute upon a business opportunity (whether in the oil and gas industry or another industry), we will compete with others in that industry and likely be subject to a significant amount of government regulation.  We currently have no patents, patent applications, or other material interest in intellectual property.  During the last ten years we have not produced any products or offered any services, and therefore we are not currently dependent on any material customer relationships.  We do not currently conduct any research and development.

We do currently not own any real property or engage in any business operations, and therefore environmental compliance is not material to us.  However should we execute upon a business opportunity in the oil and gas industry, operations with respect to developed oil and gas properties are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states require permits for drilling operations, drilling bonds and reports concerning operations, and impose other requirements relating to the exploration for and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of wells. Failure to comply with any such rules and regulations can result in substantial penalties. The increasing regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.

Employees

We currently have two employees, (being an Executive Assistant and a Director of Investor Relations).  Although our President/Chief Executive Officer and our Chief Financial Officer are devoting substantial time or attention to the business of the Company,  neither of these persons devotes their full business related time to the Company, and neither is currently paid any form of remuneration from the Company.  If we are able to execute upon a business opportunity in the oil and gas industry (or any other industry) we anticipate that additional employees and/or consultants will be retained as may be necessary.

Additional Information

The Company files reports with the Securities and Exchange Commission as required by Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy an materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Company does not currently maintain a corporate website.

Item 1A.  Risk Factors

An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below in connection with any decision whether to acquire, hold or sell our securities.  If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have no active business operations, and only limited prospects for business operations. We currently are not engaged in any business operations, although we hope to complete a strategic transaction within the oil and gas industry.   We cannot offer any assurances that we will be able to complete such a transaction or otherwise identify and execute upon another business opportunity.  We can also offer no assurance that if we do complete a strategic transaction that we will be able to do so on commercially-reasonable terms in a manner that could be advantageous to our shareholders.

We have not negotiated any definitive transaction with any person, and we cannot offer any assurance that we will be able to complete any transaction if negotiated. As described above, although we have had discussions with an affiliated company to acquire a significant interest in producing oil and gas properties, we have not agreed on the final terms for any such acquisition, we have not completed any significant due diligence with respect to such an acquisition, we have not obtained the financing necessary to complete such a transaction, and we have not entered into any formal agreement to complete such acquisition.  Based on our current financial situation, we would be unable to complete any such acquisition were we under contract to do so.  For the numerous reasons set forth above, we cannot offer any assurance that we will be able to successfully complete these various steps that will be required were we to execute upon the business transaction.

There would be significant conflicts of interest if we conduct significant negotiations for an acquisition of properties from an affiliated company and consummate such transaction.  We have had discussions with a member of our board of directors to acquire significant oil and gas properties from a company controlled by such director.  Should we enter into significant negotiations for such a transaction, or complete such a transaction, although we anticipate that the transaction would benefit all of the Company’s shareholders, there would be significant conflicts of interest involved.  We do not expect to retain a third party to advise the Company with respect to the fairness of the transaction terms.  Although the Company does not intend to engage in the transaction unless it believes the terms of the transaction are beneficial to the Company as a whole, ultimately whether the transaction is fair to the Company and its best interest will likely be subject to the discretion of our disinterested directors, currently only one person.

We have no working capital available for any operations.  Since our inception we have not had any revenues from operations, have had very limited working capital, and have not been successful in raising sufficient capital from outside sources to pursue our business objectives.  As of December 31, 2010 we had limited cash and cash equivalent assets of $ 4,443 and a working capital deficit of $(17,810).  Our current financial resources not sufficient for us to engage in any business operations, and may be insufficient for us to execute upon a business opportunity. The on-going volatility in global financial and capital markets has limited the availability of capital to early stage companies.  We are, in fact, dependent on our president for financing our operations. He has advanced significantly all of the funds necessary for our operations in 2011.  These advances are not documented by a promissory note, bear interest at 5% per annum, and are payable on demand.  Additionally, through our controlling stockholder, our president has also provided us office space under a 27 month lease. We cannot offer any assurance that our President will be able to or willing to continue to advance funds for the Company’s operations, and if he fails to do so, the Company may not be able to survive until it obtains its own funding in sufficient amounts.

If we are unable to fund future operations through our President,  by way of financing, including public or private offerings of equity or debt securities, or otherwise, our ability to execute upon any business opportunities will be adversely impacted. We cannot offer any assurance that we will be able to obtain the necessary working capital on commercially-reasonable terms, if at all, should circumstances arise requiring us to have additional working capital available.

If we are able to complete an acquisition of producing oil and gas assets and thereafter engage in the oil and gas exploration and production business, drilling for and producing oil and natural gas are high risk activities with many uncertainties any of which could adversely affect our business, financial condition or results of operations.   If we are able to complete a strategic transaction in the oil and gas industry our future financial condition and results of operations will depend on the success of our exploitation, exploration, development and production activities. Oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the significant fluctuations in the spot price of oil and natural gas and the risk that drilling will not result in commercially viable oil or natural gas production. Our future decisions to purchase, explore, develop or otherwise exploit prospects or properties will likely depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The costs of drilling, completing and operating wells is often uncertain before drilling commences.

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

▪	Delays imposed by or resulting from compliance with regulatory requirements;
▪	Pressure or irregularities in geological formations;
▪	Shortages of or delays in obtaining equipment and qualified personnel;
▪	Equipment failures or accidents;
▪	Adverse weather conditions;
▪	Reductions in oil and gas prices;
▪	Limited availability of financing on acceptable terms;
▪	Title problems;
▪	Limitations in transportation or capacity in the market for crude oil and natural gas; and
▪	New and/or adverse government regulations.

We identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.  We are likely to continue to have material weaknesses until such time as we are engaged in business operations and are adequately capitalized so that we will be able to spread out our financial controls, financial reporting and disclosure functions among more than the single person who currently has responsibility.

Because the Company is no longer regulated as a BDC its shareholders no longer receive certain regulatory protections.   Because the Company is no longer regulated as a BDC the Company is no longer subject to certain regulatory requirements that are aimed to provide certain shareholder protections.  When the Company was regulated as a BDC it was subject to various obligations, including:  a majority of its directors were required to be “disinterested persons”; the Company was prohibited from issuing securities at below net asset value; and the Company was required to maintain a ratio of assets to senior securities of at least 200%.

We currently do not have active corporate governance policies or procedures and we have no independent directors.  The Company does not currently have:  (i) any independent directors, (ii) a separately designated audit committee, (iii) a separately designated nominating committee, (iv) or any other corporate governance committee.  Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

It is likely that any efforts we may make to raise capital or effect a business transaction will result in substantial additional dilution to our shareholders or result in the Company having significant indebtedness. Our existing financial resources are insufficient to support business operations for a significant period of time.  Furthermore, with any strategic transaction that we are able to identify and execute upon the Company will likely issue shares of its capital stock.  Alternatively, the Company may incur a significant amount of debt or otherwise enter into some form of credit arrangement as part of any business transaction.  Moreover, if we raise capital for any operations in the future or issue stock for a strategic transaction, such action will require the issuance of equity securities that are convertible into our shares of common stock,  which will likely result in substantial dilution to our existing shareholders.  Although we will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, we cannot offer any assurance that we will be able to do so.

No market exists for our common stock; should a market develop, our common stock will likely be vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.  Although our common stock is eligible for quotation on the OTC – Bulletin Board currently, no active trading market exists for our common stock, and we cannot offer any assurance that any market will develop.  Should a trading market resume the trading price of our securities at least initially will likely be impacted by very low sales volumes, general market conditions, and other events and factors.   In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

SEC penny stock regulations limit the ability to trade our securities.  Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990.  The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We are included within the SEC Rule 3a-51 definition of a penny stock.  As a “penny stock”, trading in our stock is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market and adversely impact the willingness of investors to purchase our common stock on either a private or open market basis.

We do not expect to pay dividends to the holders of our common stock in the foreseeable future.  We have never paid cash dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The vast majority of our common stock is directly and indirectly controlled by a single investor; and our common stock is not eligible to be resold pursuant to Rule 144.  Currently, Deylau, LLC owns approximately 84% of our outstanding common stock.  Although Deylau is owned and controlled by our President and Chief Executive Officer, should circumstances change, as the holder of greater than 50% of our common stock Deylau could exercise control over the Company through its share ownership.

All of the shares of Company common stock held by both of major stockholders constitute “restricted shares” or “control shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act or another exemption from registration under the Securities Act.  However, because the Company is a shell company our common stock is not currently eligible to be resold pursuant to Rule 144.

Indemnification of officers and directors may result in unanticipated expenses.  The Delaware General Corporation Law and our certificate of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf.  We also will bear the expenses of such litigation for any of their directors, officers, employees, or agents, upon such person’s promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

Each of our officers and directors are involved in other ongoing business opportunities. Neither of the Company’s current executive officers devotes their full business related time to the Company.  These other business activities could cause time conflicts and other various conflicts of interest with respect to such officer’s duties and obligations to the Company.

We have significant obligations under the Securities Act of 1934.  Because we are a public company with a class of securities registered pursuant to the Securities Exchange Act of 1934, as amended, we are subject to increased regulatory scrutiny and extensive and complex regulation.  The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents.  In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  Normally these activities are overseen by an audit committee consisting of qualified independent directors.  We have not appointed any independent directors.  Consequently, the protections normally provided to shareholders by independent directors are not available.  Although we hope to appoint qualified independent directors in the future, we cannot offer any assurance that we will locate any person willing to serve in that capacity, or that we will be able to acquire the directors’ and officers’ liability insurance that will be a pre-condition to any such person’s willingness to serve.

Forward-looking statements may prove to be inaccurate. In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements.  All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  It should be noted that because we are a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us.  We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution” and other protections.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus.  Other unknown or unpredictable factors also could have material adverse effects on our future results.

Item 1B.                    Unresolved Staff Comments

Not applicable.

Item 2.                      Properties.

During its 2010 fiscal year and through the date of this report, the Company owned no real property and no material personal property.  We currently sub-lease office space from Deylau, LLC our controlling stockholder (which is controlled by our President) located at 914 North Broadway Avenue, Suite 220, Oklahoma City, OK 73101, as our principal executive offices, at the rate of $6,500 per month (which we believe reflects current market rates and reflects the rent payable to the landlord only for the space occupied by Ametrine). The sub-lease for 4,735 square feet is through March 31, 2013. We believe this arrangement is suitable for our current needs.

Item 3.                      Legal Proceedings.

The Company is not a party to any legal proceedings and no such proceedings are known to be contemplated.

Item 4.                      Reserved.

PART II

Item 5.                      Market for Common Equity and Related Stockholder Matters.

Market Information.

Effective on December 28, 2009, the Company’s common stock was approved for quotation on the OTC Bulletin Board under the symbol AMRZ.OB.  Since that date an active trading market has not developed for our common stock.  We are not aware of any reported trades involving our common stock since December 28, 2009.

Holders.

The number of record holders of our $0.01 par value common stock as of March 15, 2011, was 36.

Dividends.

The Company has not paid a dividend with respect to its common stock since its incorporation.  We do not expect to pay a dividend on our common stock in the foreseeable future. There are no contractual restrictions on our ability to pay dividends to our shareholders.  However, the Delaware General Corporation Law restricts the Company's ability to pay dividends. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either: 1) out of the corporation's surplus (as defined by Delaware law); or 2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans.

Sales of Unregistered Equity Securities.

All unregistered sales of equity securities that occurred during the fiscal year ended December 31, 2010, and through the date of this report have been previously described in reports filed with the Securities and Exchange Commission.

Item 6.                       Selected Financial Data.

Not applicable.

Item 7.                       Management's Discussion and Analysis of Financial Condition and Results of Operation.

Summary

As stated above, the Company has been essentially inactive since its formation.  Until November 19, 2010 the Company was regulated as a BDC under the Investment Company Act of 1940.  However, the Company was not able to raise sufficient capital to execute upon its original business plan.

The Company’s election to withdraw as a BDC under the Investment Company Act of 1940 Act resulted in a change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

Results of Operations

Years Ended December 31, 2010 and 2009.

The Company has not had any revenues from operations since its inception.  As of December 31, 2010 the Company had an accumulated deficit of $(256,533).

We recognized a net loss of $(84,226) for the fiscal year ended December 31, 2010, as compared to the $(68,043) net loss recognized for the fiscal year ended December 31, 2009.  Nearly all of our expenses in 2010 and 2009 are attributable to general and administrative costs (including accounting and legal fees) to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.  Our net loss was greater in fiscal 2010 as compared to 2010 in large part due to the fees the Company incurred with respect to the withdrawal of its Investment Company Act registration and the negotiation of the Change of Control Transaction.

We anticipate that we will continue to incur significant net losses as we continue to pursue business opportunities.  We will pursue these business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing, and to the extent that the Company has sufficient funds to do so.  At the present time, the Company has no source of revenues from operations, and the Company can provide no assurance that it will generate a source of revenues from operations, either as a result of a strategic transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

The Company has been without adequate funds since its inception.  At December 31, 2010, the Company had current assets of $4,443 and working capital deficit of $(17,810).  Our assets consist solely of the limited cash the Company had (and has) on-hand.  Cash used in operating activities during fiscal 2010 was $12,312.  Until the Change of Control Transaction the Company funded its operations primarily through loans provided by its majority shareholder, Tailormade. However, as of November 30, 2010 Tailormade is no longer a Company shareholder and has not (and will not) advance the Company and funds, and all funds advanced to the Company by Tailormade have been repaid. As part of the Change of Control Transaction a former liability to Tailormade amounted to $19,895 was waived and converted to equity. Starting in 2011 our President and Chief Executive Officer has funded the Company’s limited operations and expenses in the form of loans, although the terms of these loans have not been formally memorialized.   As of March 11, 2011 our President has advanced the Company approximately $162,500.  These loans are demand loans from our President and bear interest at 5% per annum.  We cannot offer any assurance that our President will be able to or willing to continue to advance funds for the Company’s operations, and if he fails to do so, the Company may not be able to survive until it obtains its own funding in sufficient amounts.

As of December 31, 2010 the Company had total liabilities of $22,253.  These liabilities were mainly in respect of accounting and legal fees.

 The Company’s limited assets are not sufficient to fund the Company’s operations throughout the remainder of fiscal 2011.  In the short term the Company expects to use its limited cash on-hand to pay its basic general and administrative costs, and otherwise rely on its officers and directors advancing the Company funds. For the Company to be able to complete the transaction it has identified, or to execute on another business opportunity, the Company will need to identify and execute upon an outside source of funding.  The business operations the Company hopes to engage in will require a significant amount of capital and sources of liquidity. The Company cannot offer any assurance that we will be able to raise any additional funds to help us complete a strategic transaction or fund or planned operations and activities.

Contractual Obligations

The Company has an obligation to place $150,000 into escrow to meet potential fees and costs that may be incurred by BMO Capital Markets as described above, and does not have the funds necessary to make that payment.  Our President has orally agreed to advance that payment on the Company’s behalf when (and if) the payment is required by BMO Capital Markets.  The President has not set aside any funds for this obligation and has not provided the funds into escrow for the Company to make this payment.  Nevertheless, the Company is satisfied that the President will meet his obligation when it is required if, at that time, the Company is still unable to make the payment itself.

Additionally, effective January 1, 2011 the Company entered into a lease with Deylau, LLC for the lease of certain office space in Oklahoma City, Oklahoma. The lease requires the Company to pay $6,500 per month as well as certain other costs (such as utilities). The term of the lease is through March 31, 2013. To date, Deylau (which is our controlling stockholder) has not yet demanded payments under the lease although we have accrued the liability.

Except for the obligation to BMO Capital Markets, and the lease to Deylau the Company has no contractual obligations or capital commitments.  It does not have any lease or long-term debt obligations; it does not have any employment contract or salary obligations.  It is obligated to pay for the services of its professionals (including the accountants and attorneys), but it has done so to the filing of this Form 10-K with funds advanced by the President on an undocumented, interest-bearing, demand-loan basis.  The Company anticipates that this arrangement will continue for at least the near future until (if ever) the Company is adequately financed.

Off Balance Sheet Arrangements

The Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-K.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                        Financial Statements.

The information required by this Item begins on page 28 of Part III of this report on Form 10-K and is incorporated into this part by reference.

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                    Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal financial officer, who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of December 31, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2010:

(1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  Although the Company previously established an audit committee, none of the current members of the Board of Directors have been appointed to serve on the committee.  We have not identified an audit committee financial expert on our board of directors, and at the present time we do not have a majority of independent directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)
Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions, and we utilize independent consultants on a part time basis to supplement our accounting staff.  The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

(3)
Insufficient installation of information technology to assist in our accounting functions.  Because of a lack of working capital and personnel, we have been unable to upgrade our information technology software and hardware to assist in providing effective controls.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of financial and personnel resources (and the short time folloing the Change of Control Transaction), we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds are available to the Company) likely: (1) appoint outside directors to our Board of Directors and utilize an independent audit committee of the Board of Directors which will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create positions to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

During the quarter ended December 31, 2010 the person serving as the Company’s Chief Executive Officer and Chief Financial Offer resigned from that position and new persons were appointed to serve in those capacities.  The persons serving as our Chief Executive Officer and Chief Financial Officer and charged with overseeing and implementing the Company’s internal control over financial reporting.  Except for these management changes, there were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Item 9B.                    Other Information.

On March 10, 2011 the holder of approximately 84% of the Company’s common stock delivered written consent to the Company approving the following corporate actions:

▪	The approval of an amendment to our Certificate of Incorporation to effect a combination of our outstanding common stock (but not our authorized common stock) at the rate of 0.47 new, post-split share for each 1.00 pre-split shares of common stock, at a time within the discretion of the Board of Directors but by no later than January 1, 2012.

▪	An amendment to the Company’s Certificate of Incorporation changing the Company’s name to New Source Energy Group, Inc.

▪
An amendment to the Company’s Certificate of Incorporation to provide that the capital stock of the Company be increased to 200,000,000 shares, including 180,000,000 shares of common stock and 20,000,000 shares of preferred stock, each with a par value of $0.01 per share.

▪
An amendment to the Company’s Certificate of Incorporation to more accurately and broadly set forth the Company’s indemnification obligations, and to add provisions regarding indemnification and the advancement of expenses.

▪
An amendment to the Company’s Certificate of Incorporation to provide that the repeal or any amendment  to Article VII of the Restated Certificate of Incorporation, regarding the limitation of liability with respect to the Company’s officers and directors and the Company’s indemnification obligations require the approval of the approval of two-thirds of the votes entitled to be cast.

▪
Other conforming amendments to the Company’s Certificate of Incorporation and thereafter to approve the form and general terms of an Amended and Restated Certificate of Incorporation of New Source Energy Group, Inc.

Each of these corporate actions is more fully described in a preliminary Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on March 10, 2011.

As of the date of this Form 10-K none of the corporate actions approved by our majority stockholder are effective.  Such actions will only be effected on a date that is more than twenty days after the Company distributes an Information Statement on Schedule 14C to its stockholders.  The Company hopes to distribute such an Information Statement on or about March 22, 2011.

PART III

Item 10.                      Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and ages of all the directors and executive officers of the Company, and the positions held by each such person as of December 31, 2010.  Each officer is appointed annually and serves at the discretion of the Board of Directors until his successor is duly elected and qualified.  No arrangement exists between any of the Company’s officers and directors pursuant to which any of those persons was elected to such office or position.  None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934.

Name	Age	Position(s)

Kristian B. Kos	33	President, Chief Executive Officer, and Director

David J. Chernicky	57	Chairman of the Board

Phil B. Albert	51	Director

Richard Finley	60	Chief Financial Officer and Treasurer

Kristian Kos   has served as the Company’s President, Chief Executive Officer and as a director since November 30, 2010.  Mr. Kos has been involved in the oil and gas and energy industries since 2005.  In 2006 Mr. Kos founded Deylau Capital, LLC, a company focused on identifying and financing oil and gas production companies.  From 2006 until February 2007 Mr. Kos was a Vice President at Diamondback Energy Services where he was actively involved in identifying and executing growth strategies for the company, including strategic acquisitions. From 2005 until early 2006 Mr. Kos worked for Gulfport Energy in a business development role.  Prior to working in the oil and gas and energy sectors Mr. Kos worked in the financial sector.  Mr. Kos has not served as a director of any companies with a class of securities registered under the Securities Exchange Act of 1934 within the past five years.  Mr. Kos received a Bachelor of Arts and Master of Arts degree in Economics and Philosophy from Trinity College Dublin, Ireland in 1999. He also received a Master of Philosophy degree in Economics from the University of Aix-Marseille, France in 2000.

David J. Chernicky was appointed to the Company’s Board of Directors on November 30, 2010.   Mr. Chernicky has over 31 years of experience in the oil and gas industry.  In 1998 Mr. Chernicky co-founded New Dominion, LLC, an oil and gas exploration and production company based in Tulsa, Oklahoma.  Since 2002 Mr. Chernicky has served as the President of New Dominion, overseeing the company’s operations as a whole.  Mr. Chernicky currently serves on the board of various governmental bodies, including the Grand River Dam Authority and the Oklahoma Ordnance Works Authority.  Prior to founding New Dominion Mr. Chernicky was employed as a geologist for Marathon Oil in Casper, Wyoming and later, for Amoco Production in Denver, Colorado.  Mr. Chernicky has not served as a director of any companies with a class of securities registered under the Securities Exchange Act of 1934 within the past five years.  Mr. Chernicky graduated from the University of Oklahoma in 1978 with a degree in exploration geophysics.

Phil B. Albert was appointed to the Company’s Board of Directors on November 30, 2010.  Mr. Albert has served as the Chief Operating Officer and Executive Vice President of New Dominion, LLC since 2004, where he coordinates daily operations for the company including fiscal and budgetary policies, personnel management, strategic initiatives and investments.  Before joining New Dominion, Mr. Albert worked at JEM Engineering in Tulsa for 21 years, serving in many positions including controller, treasurer, chief financial officer, and finally president and chief operating officer. Previously, he was an accountant and auditor for the consulting firm of Peat Marwick Mitchell, now known as KPMG, LLP. Mr. Albert has not served as a director of any companies with a class of securities registered under the Securities Exchange Act of 1934 within the past five years.  Mr. Albert from graduated of Oklahoma Baptist University in 1981 with a magna cum laude degree in accounting.

Richard Finley, C.P.A. was appointed as the Company’s Chief Financial Officer on November 30, 2010.  Mr. Finley is a partner at Finley & Cook, an Oklahoma Certified Public Accounting Firm.  Mr. Finley has worked at Finley & Cook since 1973 and is the partner in charge of tax and accounting services and has experience dealing with a variety of industries and business environments. Mr. Finley graduated from Central State University in 1973 and received a Bachelors of Accounting.

Composition of the Board of Directors

The Board believes that each of Messrs. Kos, Chernicky, and Albert is highly qualified to serve as a member of the Board.  Each has an extensive background in various aspects of the oil and gas industry, including the production of oil and gas and in the development, growth, and oversight of such companies. Because the Company hopes to engage in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States, the Company believes that each of the persons serving on its Board have the appropriate background and attributes to make valuable contributions to the Board because of their various experiences within the oil and gas industry.

Family Relationships

Mr. Chernicky and Mr. Albert are brothers-in-law.  Except for that relationship, there is no family relationship among any of our current or post-Share Acquisition executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Audit Committee or Audit Committee Financial Expert

The Company previously established an Audit Committee.  The Company’s Audit Committee did not have any meetings during fiscal year 2010.  As a result of the Change of Control Transaction each of the persons serving on the Company’s audit committee resigned from the Board of Directors effective December 12, 2010, and no new persons have been appointed to serve on the committee.   Because of the Company’s small size and limited number of directors (none of whom are currently considered independent), the Company’s Board as a whole is currently serving as the Company’s Audit Committee.  The Company has not designated any particular member as the “Audit Committee Expert.”

 Certain stock exchanges require companies to adopt a formal written charter that establishes an audit committee and that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to maintain an audit committee consisting of independent directors.

Material Changes to Nomination Procedures

Although the Company’s registration statement on Form N-2 describes a Nominating and Governance Committee, that committee has not been constituted, does not have a charter, and has not held meetings.  To date the Board has not believed it was necessary to have a standing nominating committee because of the Company’s small size, the relatively small size of its Board, and because the functions of such a committee were being adequately performed by the Board as a whole.  The Company may later determine that it is appropriate to establish a separate nominating committee.

The Board does not currently have a written charter under which it nominates directors, and accordingly does not have a written policy with regard to the consideration of any director candidates recommended by stockholders. However, Section 9 of the Company’s Bylaws set forth the procedure by which eligible stockholders may nominate a person to the Board of Directors.  In part, that Section provides that certain shareholders, including a shareholder who has been a shareholder of record holding at least 3% (either individually or as a group) of the Company’s commons stock for a period of at least three years may nominate persons to serve on the Board.  To submit a person for nomination to our Board an eligible shareholder must submit the nomination by not later than the deadline provided in SEC Rule 14-a8, and must also provide certain information regarding the nominee, including but not limited to:  full name and address; age; principal occupation during the past five years; current directorships on publicly held companies and registered investment companies; and number of shares of our common stock owned, if any.

To date, no candidate for director nomination has been submitted to the Board by any stockholder.

Compensation Committee

The Board has not established a compensation committee because of the Company’s size, limited operations, and because to date it has not provided any compensation to its officers and directors.  The Board does not currently have a written charter under which it considers executive officer and director compensation.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires all directors, executive officers and persons who own more than 10% of a registered class of securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Genesis Solar.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of three persons or entities who, during the fiscal year ended December 31, 2010 and subsequently were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 as follows:

▪
Tailormade, the formerly a beneficial holder of more than 10% of the Company’s outstanding common stock failed to timely file a Form 4 reporting each of the following transaction involving the Company’s common stock during our 2010 fiscal year: Tailormade’s acquisition of 1,704,760 shares of common stock on or about September 21, 2010 upon the conversion of debt owed to Tailormade.  Tailormade filed all delinquent reports in November 2010.

Code of Ethics

In May 2009, the Board adopted a Code of Ethics applicable to the Company’s employees, officers and directors. The Code of Ethics contains written standards designed to deter wrongdoing and to promote:

▪	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪	compliance with applicable governmental laws, rules and regulations;

▪	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

▪	accountability for adherence to the Code of Ethics.

The Board may consider revising the Code of Ethics to ensure that it is consistent with current corporate governance practices and appropriate for the Company and its anticipated (or actual) business operations.

The Company’s Code of Ethics is filed as Exhibit 14 to this Annual Report.

Item 11.                     Executive Compensation.

Since its inception, the Company has not paid any compensation or remuneration to its executive officers compensation in any form.

Executive Officer Compensation

If the Company is able to execute upon a business opportunity, the Company anticipates that it will consider compensation to its executive officers and perhaps any independent directors based on a number of factors. In the event the Company chooses to provide compensation to its executive officers or directors, it anticipates that the primary objectives of its executive and director compensation programs will be to:

(1)	attract, retain and motivate skilled and knowledgeable individuals;
(2)	ensure that compensation is aligned with the Company’s corporate strategies and business objectives;
(3)
promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

(4)	align executives’ and directors’ incentives with the creation of stockholder value.

To achieve these objectives, the Board will evaluate the Company’s executive compensation program with the objective of setting compensation at levels it believes will allow the Company to attract and retain qualified executives and directors.  The Board anticipates taking under consideration recommendations from executive officers and directors of the Company regarding its executive compensation program.

The Company has not entered into any compensation arrangements with its current or former executive officers. Further, there is no compensation plan or arrangement with respect to any Company executive officer that provides for any form of compensation upon a change of control event, a termination without cause, or otherwise. However, if the Company is able to successfully execute upon a business opportunity the Company likely will consider implementing new compensation arrangements for its officers and/or directors.  The terms of any new compensation arrangements will be disclosed once those compensation arrangements are determined.

Outstanding Equity Awards

There are no outstanding options or other derivative securities that would permit the holder to acquire Company common stock.  Thus, Company does not have any unexercised options, stock that has not vested or equity incentive plan awards for any of its executive officers or directors outstanding as of the end of its fiscal year ended December 31, 2010, or through March 15, 2011

Compensation of Directors

At present, the Company does not pay its directors for attending meetings of the Board, although the Company may adopt a director compensation policy in the future.  The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director.  Directors received no compensation for their services as directors during the year ended December 31, 2010, or subsequently.  However, the Company has agreed to reimburse directors for reasonable and necessary expenses incurred in connection with travel to and attendance at meetings of the Board and other Company business.  None of the directors incurred any material expenses in connection with any Company business for the year ended December 31, 2010, or through March 15, 2011.

Compensation Policies and Practices as they Relate to Risk Management

The Company does not currently believe that any risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.   However, if and when the Company begins to compensate its executive officers the Company intends to consider whether such arrangements will incentive unnecessary risk or other potentially subject the Company to some form of material adverse risk.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters.

Security Ownership of Company Officers and Directors

As of March 15, 2011 there were 4,376,559 shares of the Company’s common stock outstanding.  The following table sets forth the beneficial ownership of the Company’s common stock as of March 15, 2011 by each person who served as a director and/or an executive officer of the Company on that date, the number of shares beneficially owned by all of the Company’s directors and executive officers as a group, and any persons who beneficially own 5% or greater of the Company’s outstanding common stock as of the Record Date.  The business address for each of the Company’s officers and directors is: P.O. Box 1097, Oklahoma City, OK 73101.

Name, Title, and Address of Beneficial Holder	Amount of Beneficial Ownership	Percentage of Class

Officers and Directors

Kristian B. Kos, President, Chief Executive Officer, and Director	3,676,559 (1)	84%

David J. Chernicky, Chairman, and Director	0	0%

Phil B. Albert, Director	0	0%

Richard Finely, Chief Financial Officer, Secretary and Treasurer	0	0%

Total of all officers and directors (4persons)	3,676,559 (1)	84%

5% Beneficial Holder(s)

Debra Herman P.O. Box 60400 Colorado Springs, CO 80960	350,000	8%

(1)	Mr. Kos controls Deylau, LLC. Under Rule 13d-3 promulgated under the Securities Exchange Act of 1934 Mr. Kos is considered the beneficial owner of the shares held by Deylau, LLC.

Changes in Control.

Previous Change of Control Transaction

On November 30, 2010, Tailormade the former holder of 4,026,559 shares of Company common stock (the “Shares”) sold the Shares in a private transaction for total consideration of $335,000 (the “Share Acquisition”).  Of the Shares, 3,676,559 were acquired by Deylau, LLC (“Deylau”), and 350,000 were acquired by a Debra Herman.  At the time of the transaction the Shares represented approximately 92% of the Company’s issued and outstanding shares.   As a result of transaction Deylau became the holder of 84% of the Company’s issued and outstanding shares of common stock.  Deylau is owned and controlled by Kristian Kos, who has served as an executive officer and director of the Company since November 30, 2010.  Pursuant to the terms by which Deylau and Mrs. Herman acquired the Shares on November 30, 2010, the Company expanded its Board of Directors to six persons and appointed three persons to fill the newly created vacancies (the “New Appointees”).  Further, the Company appointed new persons to serve as the Company’s executive officers.   On December 12, 2010 and following compliance with Section 14(f) of the 1934 Act, all of the persons who served on the Board prior to the Share Acquisition resigned from the Board of Directors, leaving the Board comprised solely of the New Appointees.  The Share Acquisition and the resulting changes in the composition of the Company’s Board of Directors and the persons serving as the Company’s executive officers resulted in a change of control of the Company.

Potential Change of Control Transactions

Management is not aware of any arrangements which may result in a change of control of the Company.  However, Deylau (which is owned and controlled by Mr. Kos who serves as our Chief Executive Officer and President) owns greater than 50% of the company’s outstanding common stock.  Deylau as our majority shareholder could call a meeting of shareholders and vote all of its shares to replace the current directors to exert greater control over the Company.  However, the Company does not expect that Deylau will exercise its ability to do so.

Should the Company complete a strategic transaction and issue securities to effect the transaction, that transaction will likely constitute a change of control transaction as the Company would likely issue a significant amount of its securities to a limited number of persons.

Securities Authorized for Issuance under Equity Compensation Plans

As further described in Item 5 above the Company has not adopted any equity compensation plans.

Item 13.                     Certain Relationships and Related Transactions.

Transactions with Related Persons

Currently, the Company’s Board as a whole is charged with reviewing and approving any related party transactions.  If the Company is able to execute upon the business opportunity it has identified, such transaction will likely constitute a related party transaction.  If the Company expects that if it is able to reach definitive terms with respect to that transaction, that the interested director(s) will abstain from approving the transaction and the Company’s remaining disinterested director(s) will be charged with reviewing the transaction and ensuring it is fair to the Company and its shareholders.

Tailormade, which until November 30, 2010 was the Company’s single largest shareholder, previously provided funded the Company’s limited business operations through an interest free loan.  On September 3, 2009, the Company issued 1,706,339 shares of its common stock to Tailormade, at a price of $0.05 per share, in exchange for the retirement of all of our then-outstanding debt to Tailormade, totaling $85,316.95.  Then on September 21, 2010 we issued Tailormade 1,704,760 shares of common stock at a price of $0.05 per share to satisfy $85,238 that was owed to Tailormade.

Starting in 2011 our President/Chief Executive Officer began advancing funds to the Company to fund its basic general and administrative costs and fund the Company’s limited operations while it explores a potential acquisition.  As of March 11, 2011 our President and Chief Executive Officer had advanced the Company approximately $162,500, although the terms of these advances have not yet been memorialized.  These are interest-bearing advances (at 5% per annum), and since they have not been documented they are payable on demand.

Effective January 1, 2011 we began to sublease office space located at 914 N. Broadway, Oklahoma City, OK 73102 from Deylau, LLC. We are obligated to pay $6,500 per month on a net lease basis through March 31, 2013. Deylau, LLC is the Company's largest shareholder and is controlled by our President. Deylau believes that the lease is on terms as would be offered by a third party for similar office space in the area.

Director Independence

None of the current members of the Company’s board are "independent" as defined by Section 803A of the NYSE Amex Company guide.  The board considers all relevant facts and circumstances in its determination of independence of all members of the board.  As disclosed above, the entire board performs the role of the audit committee and the compensation committee; therefore, none of the persons performing the functions of those committees are independent.

Item 14.                     Principal Accountant Fees and Services.

Ziv Haft, a member of the BDO Network, or BDO, served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010, and December 31, 2009.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY	2010	2009

Audit Fees (1)	$16,400	$16,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
		-
Total Fees	$16,400	$16,400

(1)
Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2010 and December 31, 2009, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q .

PRE-APPROVAL POLICIES AND PROCEDURES

The Board in lieu of an Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules.

Exhibits Pursuant to Item 601 of Regulation SK:

Exhibit No.	Description

3.01	Certificate of Incorporation (1)
3.02	Amended and Restated Bylaws (2)
10.1	Transfer Agency and Registrar Service Agreement (3)
10.2	Commercial Net Lease with Deylau, LLC *
14.1	Code of Ethics (4)
31.1	Certification pursuant to Rule 13a-14. *
31.2	Certification pursuant to Rule 13a-14. *
32.1	Certification pursuant to 18 U.S.C. §1350. *
32.2	Certification pursuant to 18 U.S.C. §1350. *

*    Filed herewith.

(1)              Incorporated by reference from the Company’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on August 19, 2008.

(2)              Incorporated by reference from the Current Report on Form 8-K dated December 12, 2010 and filed with the Securities and Exchange Commission on December 14, 2010.

(3)	Incorporated by reference from Pre-Effective Amendment 3 to the Company’s Registration Statement on Form N-2 filed with the Securities & Exchange Commission on March 18, 2009.

(4)	Incorporated by reference to from Pre-Effective Amendment 4 to the Company’s Registration Statement on Form N-2 filed with the Securities & Exchange Commission on May 11, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2011
AMETRINE CAPITAL, INC.

By: /s/ Kristian B. Kos
Kristian B. Kos, President & Chief Executive Officer

By:/s/ Richard Finley
Richard Finley, Chief Financial Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: March 21, 2011
By: /s/ Kristian B. Kos
Kristian B. Kos, President, Chief Executive
Executive and Director

Date: March 21, 2011
By: /s/ David Chernicky
David Chernicky, Director

Date: March 21, 2011	By:/s/ Phil B. Albert
Phil B. Albert, Director

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

AMETRINE CAPITAL, INC.
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

________________________
________________

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Ametrine Capital, Inc.

We have audited the accompanying balance sheets of Ametrine Capital, Inc. (the “Company”), as of December 31, 2010 and 2009 and the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ametrine Capital, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel
March 17, 2011

AMETRINE CAPITAL, INC.
BALANCE SHEETS

	December 31	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$4,443	$16,755

Total assets	4,443	16,755

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	22,253	-
Related party	-	55,472

Total liabilities	22,253	55,472

EQUITY
Common stock, par value $.01 per share, 25,000,000 shares authorized, December 31, 2010 and 2009 - 4,376,559 and 2,671,799 shares issued respectively.	43,766	26,718
Addition paid-in capital	194,957	106,872
Accumulated deficit	(256,533)	(172,307)

Total net assets	(17,810)	(38,717)

TOTAL LIABILITIES AND EQUITY	$4,443	$16,755

March 17, 2011 Date of approval of the Financial statements	Kristian Kos President

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross profit	-	-	-
General and administrative expenses	84,226	67,298	104,264

Operating loss	(84,226)	(67,298)	(104,264)
Financial expenses, net	-	745	-

Loss before taxes on income	(84,226)	(68,043)	(104,264)
Taxes on income (Note 4)	-	-	-

Net loss	$(84,226(	(68,043)$	(104,264)$

Loss per share - basic and diluted:
Net loss	(0.03)	(0.05)	(0.17)
Weighted average shares outstanding, basic and diluted	3,107,933	1,300,906	615,460

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CHANGES IN EQUITY

	Share Capital
			Additional
	Number of		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at January 1, 2008	-	-	-	-	-

Changes during 2008:
Share issuance	615,460	6,155	24,618	-	30,773
Net loss	-	-	-	(104,264)	(104,264)

Balance at December 31, 2008	615,460	$6,155	$24,618	$(104,264)	$(73,491)

Changes during 2009:
Share issuance	2,056,339	20,563	82,254	-	102,817
Net loss	-	-	-	(68,043)	(68,043)

Balance at December 31, 2009	2,671,799	$26,718	$106,872	$(172,307)	$(38,717)

Changes during 2010:
Share issuance	1,704,760	17,048	68,190	-	85,238
Waiver of liability by a common shareholder	-	-	19,895	-	19,895
Net loss	-	-	-	(84,226)	(84,226)

Balance at December 31, 2010	4,376,559	$43,766	$194,957	$(256,533)	$(17,810)

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2010	2009		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(84,226)$	(68,043	)$	(104,264	)$
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	71,914	67,298		73,491

Net cash used in operating activities	(12,312)	(745)		(30,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	17,500		30,773

Net cash provided by financing activities	-	17,500		30,773

Net increase (decrease) in cash and cash equivalents	(12,312)	16,755		-
Cash and cash equivalents at beginning of the year	16,755	-		-

Cash and cash equivalents at the end of the year	$4,443	$16,755		$-

APPENDIX B - NON-CASH ACTIVITIES:
	Year ended December 31,
	2010	2009	2008
	(in thousands)

Issuance of shares	$85,238	$85,317	$-
Waiver of liability by a common shareholder	$19,895	$-	$-

The accompanying notes are an integral part of the financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION:

Ametrine Capital, Inc. ("Ametrine" or the "Company") was a closed-end, non-diversified management investment company that elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended. It was formed on December 19, 2007 as a Delaware limited liability company. On February 12, 2008, the Company was converted into a Delaware corporation and changed its name from Ametrine Capital, LLC to Ametrine Capital, Inc. Until February 13, 2008 Ametrine was held by its sole incorporator.

On August 31, and September 3, 2009 Ametrine issued 350,000 and 1,706,339 shares respectively of its common stock, for a total consideration of $17,500 and a conversion for Ametrine’s outstanding debt to Meitav respectively.

Since its registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) in May 2009, the Company has not been successful in raising adequate capital to commence effective operations as a business development company.  Instead, from its inception, the Company’s operations were funded primarily by Tailormade Holdings Ltd (f/k/a Meitav Underwriting Ltd.), referred to herein as “Tailormade”, the Company’s former majority stockholder.

On July 26, 2010 Tailormade, who represented the majority of the voting power of the Company, adopted, by written consent, resolutions authorizing and approving (1) a change in the Company’s business so that it could cease to be a BDC, and (2) the Company’s withdrawal of its notification of election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 (the “1940 Act”) by filing Form N-54C with the SEC.

On September 21, 2010 Ametrine issued to Tailormade 1,704,760 shares of its common stock to retire outstanding debt owed to to Tailormadeof $85,238.

On November 19, 2010 the Company filed a Form N-54C with the SEC. The filing of the Form N-54C served as a withdrawal of the Company’s notification of election to be subject to Sections 55 through 65 of the Investment Company Act of 1940.  An information statement, dated September 23, 2010, was sent to stockholders to notify them of this change on or about October 14, 2010.

On November 30, 2010, the Company’s largest shareholder Tailormade, which owned 4,026,559 shares of the Company’s common stock, which equated to approximately 92% of the Company’s issued and outstanding common stock (the “Shares”), sold the Shares in a private transaction (the “Share Acquisition”) to Deylau, LLC (“Deylau”) and Mrs. Debra Herman, both of whom are private investors. Deylau acquired 3,676,559 shares and Mrs. Herman acquired 350,000 shares for a total consideration of $335,000, which was paid to Tailormade on November 30, 2010. Since November 30, 2010 A, Deylau has primarily funded the Company’s limited operations.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The significant accounting policies followed in the preparation of the financial statements are as follows:

A.	Basis of Presentation:
The consolidated financial statements are prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.

B.	Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

C.	Cash and Cash Equivalents:

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

D.	Income Taxes:

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates of the specific temporary differences.

E.	Fair value of financial instruments:
The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT):

E.	Fair value of financial instruments (cont):
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Financial items carried at fair value as of December 31, 2010 and 2009 are classified in the tables below in one of the three categories:

	Fair value measurements using input type
	2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,443	-	-	$4,443

	$4,443	-	-	$4,443

	2009
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$16,755	-	-	$16,755

	$16,755	-	-	$16,755

D.   Recent Accounting Pronouncements:

1.
In January 2010, the FASB updated the “Fair Value Measurements Disclosures”. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. Ametrine believes that the adoption will not have a material impact on its financial statements.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - EARNING PER SHARE:
	Year ended December 31,
	2010	2009	2008

1. Numerator:

Amount for basic and diluted loss per share	$(84,226)	$(68,043)	$(104,264)

2. Denominator

Denominator for basic net loss per share - weighted average of shares	3,107,933	1,300,906	615,460

Basic and diluted loss per share attributed to Shareholders	$(0.03)	$(0.05)	$(0.17)

NOTE 4 - TAXES ON INCOME:

A.	Loss before taxes on income:
	Year ended December 31,
	2010	2009	2008

Domestic	$(84,226)	$(68,043)	$(104,264)

	$(84,226)	$(68,043)	$(104,264)

B.	Deferred income taxes:
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	Year ended December 31,
	2010	2009	2008
	In thousands

Operating loss carryforward	$71	$47	$28

Deferred tax asset before valuation allowance	71	47	28
Valuation allowance	(71)	(47)	(28)
Net deferred tax asset	$-	$-	$-

On December 31, 2010, the Company has provided valuation allowances of $71thousand in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $24 thousand in 2010.

AMETRINE CAPITAL, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - TAXES ON INCOME (CONT):

C.	Theoretical tax:
The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

NOTE 5 – SUBSEQUENT EVENTS:

1.
As of January 17, 2011 the Company entered into an agreement whereby it has an obligation to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures.   As of March 11, 2011 the Company has not placed such funds into escrow and BMO has not requested any form of payment from the Company.  The Company expects to be able to meet this potential obligation when required as it believes that its executive officers will, if need be, advance funds to the Company to meet this obligation.

2.	As of March 11, 2011 our President has advanced the Company approximately $162,500. These loans are demand loans from our President and bear interest at 5% per annum.

3.	Commencing 2011 the Company leases office space from a related party. Future minimum lease commitments under the operating lease as of December 31, 2010, are as follows:

in thousands

Fiscal 2010	$-
2011	78
2012	78
2013	19

$175