Form 10-Q
period 2011-03-31
New Source Energy Group, Inc.
filed 2011-05-20
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File No. 814-00776

New Source Energy Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3252949 (I.R.S. Employer Identification No.)
914 North Broadway, Suite 220
P.O. Box 1218
Oklahoma City, OK 73101
(Address of principal executive offices, including zip code)

(405) 272-3028
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

2,056,985 shares, $0.01 par value, of the Registrant’s common stock were issued and outstanding as of May 13, 2011.

NEW SOURCE ENERGY GROUP, INC.

-i-

PART 1—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEW SOURCE ENERGY GROUP, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,706	$4,443
Prepaid expenses	3,569	-

Total current assets	8,275	4,443

Property and equipment	109,508	-

Other assets	6,500	-

Total assets	$124,283	$4,443

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable
Related party accounts payable	$49,811	$22,253
Related party notes payable	27,165	-
	173,489	-
Total current liabilities
	250,465	22,253
*STOCKHOLDERS' EQUITY (DEFICIT)

Authorized shares: 180,000,000 of common stocks and
20,000,000 of preferred stocks: 2,056,985 common stocks
issued at March 31, 2011 and December 31, 2010
Additional paid-in capital	20,569	20,569
Accumulated deficit	218,154	218,154
	(364,905)	(256,533)
Total stockholders' equity (deficit)
	(126,182)	(17,810)
Total liabilities and stockholders' equity (deficit)
	$124,283	$4,443

* Restated to reflect the reverse split-see note F

The accompanying note are an integral part of these financial statements.

NEW SOURCE ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010

REVENUES:
Revenues	$-	$-

Total revenues and other operating income	-	-

OPERATING COSTS AND EXPENSES:
General and administrative expenses	107,882	11,000

Total operating costs and expenses	107,882	11,000

Operating loss	(107,882)	(11,000)

OTHER INCOME (EXPENSE):
Interest expense	(490)	-

Loss before income taxes	(108,372)	(11,000)

Income tax expense	-	-

Net loss	$(108,372)	$(11,000)

Loss per common share:

Weighted average shares outstanding - basic and diluted	2,056,985	1,255,747

Basic and diluted loss per share	$(0.053)	$(0.009)

The accompanying notes are an integral part of these financial statements.

-  2 -

NEW SOURCE ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,372)	$(11,000)
Adjustments to reconcile net loss to net cash used in
operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	(3,569)	-
Accounts payable	27,558	-
Related party accounts payable	27,164	11,000
Other	490	-

Net cash used in operating activities	(56,729)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for long term deposit	(6,500)
Payments for property and equipment	(6,508)	-

Net cash used in investing activities	(13,008)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	70,000	-

Net cash provided by financing activities	70,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	263	-

CASH AND CASH EQUIVALENTS, beginning of period	4,443	16,755

CASH AND CASH EQUIVALENTS, end of period	$4,706	$16,755

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable
to related party	$103,000	$-

The accompanying notes are an integral part of these financial statements.

NEW SOURCE ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note A.  Organization

New Source Energy Group, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc.  On March 10, 2011, both the Board of Directors of the Company and the holder of 3,676,559 shares of the Company’s common stock (being approximately 84% of the issued and outstanding shares) approved certain amendments to the Company’s Certificate of Incorporation and approved the form and terms of an Amended and Restated Certificate of Incorporation which, among other things, changed the legal name of the company from Ametrine Capital, Inc. to New Source Energy Group, Inc.  The approval of these amendments was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on March 23, 2011 and distributed to the Company’s stockholders on March 24, 2011.  On April 18, 2011, the Company filed its amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc.  The Company  intends getting into the business  of  acquisition, development, and exploration of oil and natural gas properties.

In the last two quarters our expenses were financed by our President. We cannot offer any assurance that our President will be able to or willing to continue to advance funds for the Company’s operations, and if he fails to do so, the Company may not be able to continue as a going concern until it obtains its own funding in sufficient amounts. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B.  Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at March 31, 2011 and December 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 of New Source Energy Group, Inc.  These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  Reference is made to the Company’s financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, for an expanded discussion of the Company’s financial disclosures and accounting policies.

Use of estimates in preparation of financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods.  Actual results could differ from those estimates.

Cash and cash equivalents.  Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.  Cash and cash equivalents are carried at cost which approximates fair value.

Income taxes. Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future.  Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates of the specific temporary differences.

NEW SOURCE ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments. The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the lowest priority to Level 3 inputs.

Financial items carried at fair value as of March 31, 2011 and December 31, 2010 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements.  In January 2010, the Financial Accounting Standards Board (the “FASB”) issued additional disclosure requirements for fair value measurements.  The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this new guidance did not have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.  In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not believe that the adoption will have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

 In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  In evaluating whether a modification or restructuring constitutes a TDR, a creditor must separately conclude that both the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  To provide greater consistency and transparency in reporting TDRs, this ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early application is permitted.  The Company has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

NEW SOURCE ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Note C.  Income Taxes

Deferred income taxes.  Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company’s financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

As of March 31, 2011 and December 31, 2010, the Company has provided valuation allowances of $112,000 and $71,000, respectively, for deferred tax assets resulting from tax loss carryforwards.  Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note D.  Commitments and Contingencies

Commencing 2011, the Company began leasing office space from a related party.  Future minimum lease commitments under the operating lease as of March 31, 2011, are as follows:

2011	$59,000
2012	78,000
2013	19,000

$156,000

As of March 31, 2011, the Company owed rent and security deposit under this lease of approximately $26,000.

As of January 17, 2011, the Company entered into an agreement whereby it has an obligation to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures.  As of May 14, 2011, the Company has not placed such funds into escrow, and BMO has not requested any form of payment from the Company.  The Company expects to be able to meet this potential obligation when required as it believes that its executive officers will, if need be, advance funds to the Company to meet this obligation.

Note E.  Related Party Transactions

As of March 31, 2011, the Company’s President has advanced approximately $70,000 cash and has provided $103,000 of property and equipment to the Company in exchange for a note payable.  These loans are demand loans and bear interest at 5% per annum.  No payments of interest or principal have been made on this loan as of May 14, 2011.  The Company also owed other expenses to a related party of approximately $1,000.

Note F.  Subsequent Events

On April 15, 2011, the Company entered into a commitment letter with BMO Capital Markets for a credit facility of $150.0 million with an initial borrowing base availability of $72.5 million.  The credit facility will be used to acquire oil and gas properties.  However, there is no assurance the Company will be able to secure such an acquisition.

NEW SOURCE ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

On April 15, 2011, the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of the Company’s outstanding common stock (the “reverse stock split”).  Then on April 18, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of the Company’s Certificate of Incorporation, including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc.  The Company has notified the Financial Industry Regulatory Authority of both the reverse stock split and the name change.  The Company has been assigned a new trading symbol and the reverse stock split and name change have been reflected in the financial markets.

Reverse stock split.  The reverse stock split was effective under Delaware law on April 15, 2011.  Under Delaware law, upon the reverse stock split becoming effective, each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares.  The reverse stock split did not serve to decrease or otherwise effect New Source’s authorized capital.  No fractional shares were issued in connection with the reverse stock split.  Shareholders who are entitled to a fractional share, if any, will instead receive a whole share.

The reverse stock split affected all holders of the Company’s common stock uniformly and will not affect any shareholder’s percentage ownership interest in the Company, except to the extent the reverse split will result in any holder being granted a whole share for any fractional share that resulted from the reverse stock split.

Before the reverse stock split, 4,376,559 shares were outstanding.  Following the reverse stock split, there are approximately 2,056,985 shares outstanding.  The loss per share and weighted average shares outstanding presented in the statement of operations have been restated to reflect the reverse stock split. The share capital and additional paid in capital have been also restated to reflect to reverse stock split. Accordingly, $23,197 were classified from share capital to additional paid in Capital.

Amended and restated certificate of incorporation.  The Amended and Restated Certificate of Incorporation and each of the amendments contained therein (including the name change to New Source Energy Group, Inc.) became effective under Delaware law on April 18, 2011.  In addition to changing the company’s name, the Amended and Restated Certificate of Incorporation amended several provisions of New Source’s Certificate of Incorporation.  Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

•	An increase to the Company’s authorized capital to 200,000,000 shares, comprised of 180,000,000 shares of common stock and 20,000,000 shares of preferred stock.

•
The addition of provisions intended to more accurately define the limitations of liability as provided in Section 102(b)(7) of the General Corporation Law of Delaware, as well as to add provisions regarding indemnification and the advancement of expenses.

•
The addition of a provision with respect to the limitation of liability of the officers, directors, and other agents of the Company and with respect to the New Source indemnification obligations, may only be amended by the affirmative vote of two-thirds of the votes entitled to be cast on any proposal to repeal or modify such provisions.

•	Other conforming and/or non-substantive amendments to the Certificate of Incorporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements that we make in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof.  Such forward-looking statements speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2010.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

New Source Energy Group, Inc. (referred to herein as “New Source” or the “Company”, and formerly known as “Ametrine Capital, Inc.”) has been essentially inactive since its formation.  Until November 19, 2010 the Company was regulated as a BDC under the Investment Company Act of 1940.  However, the Company was not able to raise sufficient capital to execute upon its original business plan.

On November 30, 2010 the Company’s largest stockholder, Tailormade, sold its entire interest in the Company (being approximately 92% of the Company’s issued and outstanding shares of common stock) in a private transaction (the “Change of Control Transaction”).  Pursuant to the terms of the Change of Control Transaction, the Company’s directors and sole executive officer resigned, and new persons were appointed to serve as directors and executive officers.

On March 10, 2011, both the Board of Directors of New Source and the holder of 3,676,559 (pre-reverse split) shares of New Source common stock (being approximately 84% of the issued and outstanding shares) approved certain amendments to New Source’s Certificate of Incorporation, and approved the form and terms of an Amended and Restated Certificate of Incorporation.   The approval of these amendments was described in a Definitive Information Statement on Schedule 14C filed by New Source with the Securities and Exchange Commission on March 23, 2011, and distributed to New Source’s stockholders on March 24, 2011. Further, New Source disclosed that it received approval of its majority stockholder for these actions in its Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

On April 15, 2011 the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of New Source’s outstanding common stock (the “reverse stock split”).  Then on April 18, 2011 New Source filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of New Source’s Certificate of Incorporation including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc.

The Reverse Split

The reverse stock split was effective under Delaware law on April 15, 2011.  Under Delaware law, upon the reverse stock split becoming effective each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares.  The reverse stock split did not serve to decrease or otherwise effect New Source’s authorized capital.   No fractional shares were issued in connection with the reverse stock split.  Shareholders who are entitled to a fractional share (if any) instead received a whole share.

The reverse split affected all holders of New Source’s common stock uniformly and did not affect any shareholder’s percentage ownership interest in New Source, except to the extent the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split.

Before the reverse split, 4,376,559 shares were outstanding.  Following the reverse split, there are approximately 2,056,985 shares outstanding.  All information with respect to the Company’s outstanding shares and/or per share information in this Form 10-Q has been adjusted to reflect the effect of the reverse split.

The Amended and Restated Certificate of Incorporation

The Amended and Restated Certificate of Incorporation and each of the amendments contained therein (including the name change to New Source Energy Group, Inc.) became effective under Delaware law on April 18, 2011.   In addition to changing the Company’s name the Amended and Restated Certificate of Incorporation amended several provisions of New Source’s Certificate of Incorporation.  Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

▪	An increase to New Source’s authorized capital to 200,000,000 shares, comprised of180,000,000 shares of common stock and 20,000,000 shares of preferred stock.

▪
The addition of provisions intended to more accurately define the limitations of liabilityas provided in Section 102(b)(7) of the General Corporation Law of Delaware, as well asto add provisions regarding indemnification and the advancement of expenses.

▪
The addition of a provision with respect to the limitation of liability of the officers,directors and other agents of New Source and with respect to the New Sourceindemnification obligations, may only be amended by the affirmative vote of two-thirdsof the votes entitled to be cast on any proposal to repeal or modify such provisions.

The amended and restated certificate of incorporation also made other conforming and/or non-substantive amendments to the Certificate of Incorporation.

Plan of Operations

  We are not currently engaged in any business operations, although for much of our first quarter of 2011 and through the date of this report we have been engaged in discussions for the potential acquisition of certain oil and gas properties and assets located in Oklahoma. These include certain producing properties that are directly or indirectly owned by a company (Scintilla, LLC) that is controlled by our current Chairman of the Board.  The oil and gas properties contemplated to be acquired are expected to contribute a significant amount of operating revenue to the Company based on their historical production, although the audit for these activities has not been completed and there can be no assurance that the audit report (if one is completed) will substantiate the information about these properties that the Company has reviewed.   However, the potential amount of these operating revenues has not been established through any due diligence investigation, and no acquisition will take place until, if ever, there is a definitive agreement between the parties, due diligence has been completed, and adequate debt and equity financing has been raised.

To date we have performed little due diligence with respect to the properties and assets we hope to acquire including with respect to title, ownership, production, and outstanding indebtedness collateralized by the properties.  In making our initial inquiries we have relied solely on information provided by Scintilla and its principals.  Although the parties have discussed terms of a possible transaction, there has been no definitive agreement as to those terms or as to the structure of the transaction.  Furthermore, any acquisition is dependent upon the Company being able to negotiate acceptable terms and the availability of adequate equity and/or debt financing – neither of which can be assured and for which there are no contractual obligations.

In January 2011, we entered into an engagement letter with BMO Capital Markets, Inc. for an underwritten offering, but the letter is subject to a number of conditions including definitive agreements, completion of satisfactory due diligence, adverse markets, and other terms and conditions.   On April 15, 2011, we entered into a commitment letter with BMO Capital Markets for an underwritten revolving credit facility of $150 million (but with an initial borrowing base of $72.5 million).  No funds will be advanced to the Company under that credit facility unless and until we enter into a credit agreement and other definitive loan documents and pay certain fees to BMO Capital Market, and other conditions precedent are satisfied.  Consequently, neither of the agreements is binding upon BMO Capital Markets, but they do restrict the Company’s right to obtain financing from other sources.

Although the engagement letter contemplated that we would make a $150,000 deposit and potentially pay some fees on behalf of BMO Capital Markets, BMO has not requested the payment of the deposit or any other fees.  The commitment letter requires the Company to pay certain fees and costs incurred by BMO Capital Markets that it incurs in the negotiation and documentation of the credit facility, however it is expected that these costs will be paid to BMO if and when funds are advanced to the Company under a credit facility.

Should the acquisition take place (of which there can be no assurance), it would result in the Company acquiring certain producing oil and gas properties and related assets subject to the completion of due diligence and upon terms to be negotiated.  There will likely be a future relationship between the Company and the other, affiliated company, for future oil and gas property acquisitions, although this relationship has not been defined or documented.  Although terms are still being negotiated, we have taken various steps to effect the series of transactions necessary to define and complete the property acquisition.  These steps have included discussions with professional and financial advisors, entering into the engagement letter and commitment letter with BMO Capital Markets, Inc. and assisting the BMO Capital Markets team in identifying the properties and commencing BMO Capital Markets’ due diligence, and other steps to define, document, and commence due diligence with respect to the various interdependent transactions.

Notwithstanding the preparatory work described above, as of the date of filing this report, we have not entered into any agreements or understandings (written or oral) for the acquisition of the oil and gas properties from or through Scintilla, LLC.  Further if we are able to acquire those assets the Company will need to have access to a significant amount of capital.  Although the Company has taken preliminary steps with BDO Capital Markets, Inc. to have access to debt and/or equity financing the Company has not entered into definitive agreements with BDO Capital Markets, Inc. for such funding.   Additionally , as of the date of filing this report, neither we nor, to our knowledge, BMO Capital Markets or any other person who may be participating in the required debt or equity financing, has completed or even made significant efforts to commence the necessary due diligence.

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

Results of Operations

The Company’s election to withdraw as a BDC under the Investment Company Act of 1940 Act resulted in a change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

Quarter Ended March 31, 2011 and 2010.

The Company has not had any revenues from operations since its inception.  As of March 31, 2011 the Company had an accumulated deficit of $(126,182).

We recognized a net loss of $(108,372) for the quarter ended March 31, 2011, as compared to the $(11,000) net loss recognized for the comparable period in fiscal 2010.  All of our operating costs and expenses in both the 2011 and 2010 periods were attributable to our general and administrative costs.  These costs were significantly greater during the 2011 period as the Company began taking steps to execute upon a potential acquisition in the oil and gas industry and also effected certain corporate actions to intended to help the Company effect that acquisition and raise capital (such as effecting the reverse stock split and the recapitalization). During the quarter ended March 31, 2011 the Company incurred fees to professional advisors, such as attorneys and accountants, to assist with these activities as well as costs incurred to maintain the Company’s status as a reporting company under the Securities Exchange Act of 1934.  Additionally, during the quarter ended March 31, 2011, in anticipation of closing on the asset acquisition and beginning to have active business operations the Company incurred certain costs to help it expand its office facilities and added staff.  These actions resulted in the Company incurring operating costs during the quarter ended March 31, 2011.  On the other hand, during the comparable period of 2010 the Company’s operating expenses were incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

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

Liquidity and Capital Resources

The Company has been without adequate funds since its inception.  At March 31, 2011, the Company had current assets of $8,275 and working capital deficit of $(242,190).  Our current assets consist of the limited cash the Company had (and has) on-hand as well as certain prepaid expenses.  Currently our only other assets are property and equipment assets which primarily are derived from certain improvements that we have made on our office space which have been financed from loans received from our principal shareholder/president, Mr. Kos.

Cash used in operating activities during the quarter ended March 31, 2011 was $56,729.  Starting in 2011 our President and Chief Executive Officer (Kristian Kos) through an entity he controls has funded the Company’s limited operations and expenses in the form of loans, although the terms of these loans have not been formally memorialized.  Mr. Kos, through the affiliate, has also advanced certain costs.  As of March 31, 2011 the Company owed our President approximately $173,500 through this arrangement.  These loans are demand loans from our President and bear interest at 5% per annum.  Additionally, at March 31, 2011 the Company owed our President approximately $27,000 for rent of the Company’s office space and other expense reimbursements, obligations which have also not been documented.  Subsequent to March 31, 2011 these amounts have been repaid.  We cannot offer any assurance that our President will be able to or willing to continue to advance funds for the Company’s operations, and if he fails to do so, the Company may not be able to survive until it obtains its own funding in sufficient amounts.

As of March 31, 2011 the Company had total liabilities of $250,465, all of which are current.  These liabilities were mainly in respect to accounts payable as well as the funds owed to our President.

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

Additionally, the Company will be obligated to reimburse BMO Capital Markets for costs it incurs in negotiating, documenting, and executing and delivering the credit facility (including its due diligence and professional advisor costs) it may extend to the Company.  The Company expects to pay such costs when the credit facility is finalized and in place, however, the Company will be obligated for these costs whether or not the Company is able to secure the credit facility.

Additionally, effective January 1, 2011 the Company entered into a lease with Deylau, LLC for the lease of certain office space in Oklahoma City, Oklahoma.  The lease requires the Company to pay $6,500 per month as well as certain other costs (such as utilities).  The term of the lease is through March 31, 2013.  Through March 31, 2011, Daylau (which is our controlling stockholder) had not yet demanded payments under the lease although we have accrued the liability – however, subsequent to our quarter end the Company paid all amounts owed to Deylau through March 31, 2011 under the terms of the lease.

Except for the obligations to BMO Capital Markets and the lease with Deylau, LLC, the Company has no contractual obligations or capital commitments.  It does not have any long-term debt obligations; it does not have any employment contract or salary obligations.  It is obligated to pay for the services of its professionals (including the accountants and attorneys), but to date it has done so primarily with funds advanced by the President largely on an undocumented, interest-bearing, demand-loan basis.  The Company anticipates that this arrangement will continue for at least the near future until (if ever) the Company is adequately financed.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note B to the Financial Statements included in this Form 10-Q.

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at March 31, 2011 and December 31, 2010.

Recently Issued Accounting Pronouncements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of March 31, 2011 to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified, however if the Company is able to secure funding and execute upon a business opportunity we expect to take steps to try to remediate the material weakness.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 23, 2011.  The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW SOURCE ENERGY GROUP, INC.
May 20, 2011	/s/ Kristian B. Kos Kristian B. Kos, President President and Chief Executive Officer (principal executive officer)
May 20, 2011	/s/ Richard Finley Richard Finley Chief Financial Officer (principal financial officer)