Form 10-Q
period 2011-06-30
New Source Energy Group, Inc.
filed 2011-08-15
CIK 1430415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

2,056,985 shares, $0.01 par value, of the Registrant’s common stock were issued and outstanding as of August 12, 2011.

NEW SOURCE ENERGY GROUP, INC.

INDEX

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

NEW SOURCE ENERGY GROUP, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$-	$4,443
Restricted cash	150,000
Prepaid expenses	7,126	-

Total current assets	157,126	4,443

Property and equipment:
Property and equipment	110,680	-
Accumulated depreciation and amortization	(4,597)	-

Total property and equipment, net	106,083	-

Other assets	6,500	-

Total assets	$269,709	$4,443

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$158,850	$22,253
Related party accounts payable	17,624	-
Related party notes payable	473,426	-

Total current liabilities	649,900	22,253

*STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares: 180,000,000 of common stocks and 20,000,000 of preferred stocks;
2,056,985 common stocks issued at June 30, 2011 and December 31, 2010	20,569	20,569
Additional paid-in capital	218,154	218,154
Accumulated deficit	(618,914)	(256,533)

Total stockholders’ equity (deficit)	(380,191)	(17,810)

Total liabilities and stockholders’ equity (deficit)	$269,709	$4,443

*Restated to reflect the reverse split-see note F

The accompanying notes are an integral part of these financial statements.

NEW SOURCE ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES:
Revenues	$—	$—	$—	$—

Total revenues and other operating income	—	—	—	—

OPERATING COSTS AND EXPENSES:
General and administrative expenses	357,955	29,766	250,073	18,766

Total operating costs and expenses	357,955	29,766	250,073	18,766

Operating loss	(357,955)	(29,766)	(250,073)	(18,766)

OTHER INCOME (EXPENSE):
Interest expense	(4,426)	—	(3,936)	—

Loss before income taxes	(362,381)	(29,766)	(254,009)	(18,766)

Income tax expense	—	—	—	—

Net loss	$(362,381)	$(29,766)	$(254,009)	$(18,766)

Loss per common share:

Weighted average shares outstanding - basic and diluted	2,056,985	1,255,747	2,056,985	1,255,747

Basic and diluted loss per share	$(0.176)	$(0.024)	$(0.123)	$(0.015)

The accompanying notes are an integral part of these financial statements

NEW SOURCE ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,381)	$(29,766)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	4,597
Changes in operating assets and liabilities:
Prepaid expenses	(7,126)	-
Accounts payable	136,597	-
Related party accounts payable	17,624	29,766
Other	4,426	-

Net cash used in operating activities	(206,263)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit of restricted funds	(150,000)
Payment for long term deposit	(6,500)
Payments for property and equipment	(7,680)	-

Net cash used in investing activities	(164,180)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	366,000	-

Net cash provided by financing activities	366,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,443)	-

CASH AND CASH EQUIVALENTS, beginning of period	4,443	16,755

CASH AND CASH EQUIVALENTS, end of period	$-	$16,755

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable
to related party	$103,000	$-

The accompanying notes are an integral part of these financial statements.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note A.  Organization

New Source Energy Group, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc.  On March 10, 2011, both the Board of Directors of the Company and the holder of approximately 84% of the issued and outstanding shares of the Company’s common stock approved certain amendments to the Company’s Certificate of Incorporation and approved the form and terms of an Amended and Restated Certificate of Incorporation. The approval of these amendments was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on March 23, 2011 and distributed to the Company’s stockholders on March 24, 2011.  On April 18, 2011, the Company filed its amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc.

In the last two quarters, the Company’s expenses were financed by its former President.  The Company cannot offer any assurance that there will be a future source of funding for the Company’s operations, and if a funding source is not secured, the Company may not be able to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B.  Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010 of New Source Energy Group, Inc.  These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.  Reference is made to the Company’s financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

Financial items carried at fair value as of June 30, 2011 and December 31, 2010 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements.  In January 2010, the Financial Accounting Standards Board (the “FASB”) issued additional disclosure requirements for fair value measurements.  The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this new guidance did not have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.  In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The changes are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not believe that the adoption will have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  In evaluating whether a modification or restructuring constitutes a TDR, a creditor must separately conclude that both the restructuring constitutes a concession and the borrower is experiencing financial difficulties.  To provide greater consistency and transparency in reporting TDRs, this ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early application is permitted.  The Company has determined that the adoption of this ASU will not have a material impact on its financial condition and results of operations.

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

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

As of June 30, 2011 and December 31, 2010, the Company has provided valuation allowances of $208,000 and $71,000, respectively, for deferred tax assets resulting from tax loss carryforwards.  Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note D. Abandoned Acquisition Efforts

On June 30, 2011 the Board of Directors of the Company affirmatively determined that the Company abandoned its efforts to acquire certain oil and gas assets and interests located in central Oklahoma (the “Oil and Gas Assets”).  At the time of determination, the Company had not acquired the Oil and Gas Assets or any interest therein and had not finalized or entered into any definitive agreement to do so.  At that time, two of the Company’s directors (Messrs. Chernicky and Albert) resigned, and another director, Mr. Kos, resigned as an officer of the Company.

During the period of time that the Company was considering the acquisition of the Oil and Gas Assets, it expended a significant amount of time and resources in due diligence, contract drafting and negotiation, and other activities related to the potential acquisition of the Oil and Gas Assets.  During this process, the Company (directly and through consultants) developed a significant amount of knowledge, information and work product (collectively the “Business Opportunity and Information”).

The current owner of the Oil and Gas Assets is an entity owned and controlled by the Company’s former Chairman, David Chernicky.  It is anticipated that another entity associated with Mr. Chernicky’s company may seek to acquire the Oil and Gas Assets.

To resolve the conflicts of interest associated with the possible exploitation of the Business Opportunity and Information by another entity, the Company negotiated terms by which the Company waived any rights it had in the Business Opportunity and Information and agreed to cooperate and provide reasonable assistance with the transfer of the Business Opportunity and Information to a potential new purchaser (the “Waiver”).  The Company delivered the Waiver on July 18, 2011 to New Dominion, LLC (“New Dominion”), an affiliate of Mr. Chernicky.  In consideration for delivering the Waiver, the Company has received $600,000 in cash from New Dominion.  As a result of waiving its rights to the Business Opportunity and Information, the Company may also change its name.  The Waiver and related actions are subsequent events.

As a result of the Company’s decision to abandon its efforts to acquire the Oil and Gas Assets, the Business Opportunity and Information had little to no value to the Company.  Consequently, the Board of Directors determined that this did not constitute the sale by the Company of any assets but merely a waiver of a business opportunity that the Company could not exploit.

Because of former relationships between Mr. Kos (the other member of the Company’s Board of Directors) and New Dominion and its affiliates, the Company negotiated the terms of the Waiver solely by and through its president and sole disinterested director Anranik (Nick) Armoudian.  Mr. Armoudian was aware of the conflicts of interest and the related party nature of the transactions at the time that he negotiated and approved the Waiver; however, he believed that under the circumstances that the terms by which the Company delivered the Waiver were fair and in the Company’s and its stockholders’ best interests.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The Company expects to use or allocate the proceeds received as a result of the Waiver for the repayment of loan payable by the Company to Mr. Kos, a former executive officer of the Company and a current member of its Board of Directors, and certain affiliates of Mr. Kos; for the repayment of accounts payable to unrelated parties; for the costs expected to be incurred to effect the anticipated name change; and for general working capital purposes.

In the minutes by which the Company’s Board of Directors approved the Waiver, the Board also approved an amendment to the Company’s Certificate of Incorporation to provide that the name of the Company be changed to New Horizon Resources, Inc.  The Company expects to accomplish this through approval of its controlling shareholder, Deylau, LLC, and will prepare and forward an information statement on SEC Schedule 14C providing more information.

Now that the Company has abandoned the potential acquisition of the Oil and Gas Assets, the Company hopes to identify and execute upon a new business opportunity.

Note E.  Commitments and Contingencies

Commencing 2011, the Company began leasing office space from a related party.  Future minimum lease commitments under the operating lease as of June 30, 2011, are as follows :

2011	$39,000
2012	78,000
2013	19,000

$136,000

On January 17, 2011, the Company entered into an agreement whereby it was required to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures relating to a proposed credit facility in anticipation of a future acquisition.  On May 26, 2011, the Company placed these funds into escrow and currently reflects this as restricted cash on the balance sheet.

As a result of the Company’s abandoned acquisition efforts, the Company expects the $150,000 held in escrow to be refunded to the Company.

Note F.  Related Party Transactions

During the six months ended June 30, 2011, the Company’s President advanced approximately $366,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable.  These loans are demand loans and bear interest at 5% per annum.  No payments of interest or principal have been made on this loan as of July 28, 2011.  The Company also owed other expenses to a related party of approximately $18,000.

Note G.  Capital Stock Transactions

On April 15, 2011, the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of the Company’s outstanding common stock (the “reverse stock split”).  Then on April 18, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of the Company’s Certificate of Incorporation, including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc.  The Company notified the Financial Industry Regulatory Authority of both the reverse stock split and the name change.  The Company was assigned a new trading symbol and the reverse stock split and name change have been reflected in the financial markets.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Reverse stock split.  The reverse stock split was effective under Delaware law on April 15, 2011.  Under Delaware law, upon the reverse stock split becoming effective, each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares.  The reverse stock split did not serve to decrease or otherwise affect New Source’s authorized capital.  No fractional shares were issued in connection with the reverse stock split.  Shareholders who are entitled to a fractional share, if any, will instead receive a whole share.

The reverse stock split affected all holders of the Company’s common stock uniformly and did not affect any shareholder’s percentage ownership interest in the Company, except to the extent the reverse split will result in any holder being granted a whole share for any fractional share that resulted from the reverse stock split.

Before the reverse stock split, 4,376,559 shares were outstanding.  Following the reverse stock split, there are approximately 2,056,985 shares outstanding.  The loss per share and weighted average shares outstanding presented in the statement of operations have been restated to reflect the reverse stock split.  The share capital and additional paid-in capital have also been restated to reflect the reverse stock split.  Accordingly, $23,197 was reclassified from share capital to additional paid-in capital.

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

Note H. Changes in Officers and Directors

Resignation of Directors.  Effective June 30, 2011, David Chernicky and Phil Albert both resigned from the Board of Directors of the Company.  Mr. Chernicky and Mr. Albert both informed the Company that they resigned for personal reasons and to pursue other business opportunities and not as a result of any disagreement with any Company operations, practices or policies.

Departure of Executive Officers.  On June 30, 2011, Kristian Kos ceased serving as the Company’s President and Chief Executive Officer.  Although he no longer serves as an executive officer, Mr. Kos is continuing to serve on the Board of Directors.  Also on June 30, 2011, Richard Finley ceased serving as the Company’s Chief Financial Officer, Treasurer and Secretary.  Mr. Finley no longer serves as an officer or employee of the Company.  Neither Mr. Kos nor Mr. Finley were a party to an agreement with the Company that entitled either to any form of consideration or award from the Company upon their termination as executive officers.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

As further described below, Antranik Armoudian has been appointed to serve as the Company’s sole executive officer and will serve in the capacities previously held by Mr. Kos and Mr. Finley.  These management changes were implemented due to abandoning the acquisition of the Oil and Gas Assets and not as a result of any disagreement between Messrs. Kos and Finley and the Company.

Appointment of New Officer and Director.  On June 30, 2011, Antranik Armoudian was appointed to the Company’s Board of Directors and also as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  Mr. Armoudian will hold all such positions until his successor(s) are duly elected and/or appointed and qualified.  There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company has agreed to pay Mr. Armoudian an annual salary of $25,000.  The Company also granted Mr. Armoudian a stock option to acquire 50,000 shares of Company common stock at an exercise price of $0.10 per share and exercisable for a ten year term.  Ten thousand shares underlying the option will vest upon the Company completing the transfer of the Business Opportunity and Information, and the remaining forty thousand shares will vest when, and if, the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

There are no family relationships between Mr. Armoudian and any current or former Company executive officer or director.  Except for the salary to be paid to Mr. Armoudian and the option grant described above, there have been no previous transactions between Mr. Armoudian and the Company and/or any of its current or former affiliates in which Mr. Armoudian had a direct or indirect interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements that we make in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof.  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof.  Such forward-looking statements speak only as of the date made.  Any forward-looking statements represent management’s best judgment as to what may occur in the future.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and herein.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

Formation and Initial Operations

New Source Energy Group, Inc. (referred to herein as “New Source” or the “Company”, and formerly known as “Ametrine Capital, Inc.”) has been essentially inactive since its formation.  Until November 19, 2010 the Company was regulated as a BDC under the Investment Company Act of 1940.  However, the Company was not able to raise sufficient capital to execute upon its original business plan.

2010 Change of Control Transaction

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

2011 Amendment to Certificate of Incorporation

On March 10, 2011, both the Board of Directors of New Source and the holder of approximately 84% of the issued and outstanding shares of the Company’s common stock, approved certain amendments to New Source’s Certificate of Incorporation, and approved the form and terms of an Amended and Restated Certificate of Incorporation.  On April 15, 2011 the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of New Source’s outstanding common stock (the “reverse stock split”).  Then on April 18, 2011 New Source filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of New Source’s Certificate of Incorporation including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc.  The reverse split and the other amendments to our Certificate of Incorporation are further discussed below.

Abandonment of Acquisition from Related Party

Since 2010, New Source had been pursuing an acquisition of assets from a related party as well as the financing necessary to complete the acquisition (the “Oil and Gas Assets”).  On June 30, 2011 the Company’s Board of Directors affirmatively determined that the Company has abandoned its efforts to acquire the Assets.  The Assets are owned by Scintilla, LLC (“Scintilla”) an entity owned and controlled by the Company’s former Chairman, David Chernicky.   The Company was informed by its financial advisor(s) that the lender and investment banking firm the Company hoped to utilize to obtain a line of credit and raise a significant amount of equity financing was now unwilling or unable to proceed with structuring those transactions on behalf of the Company.  The Company was dependent on access to the line of credit and the equity financing to acquire the Assets and implement its intended business plan.   Without access to a significant amount of debt and equity financing the Company was unable to complete the acquisition of the Oil and Gas Assets.

During the period of time that the Company was considering the acquisition of the Oil and Gas Assets, it expended a significant amount of time and resources in due diligence, contract drafting and negotiation and other activities related to the potential acquisition of the Oil and Gas Assets (the “Business Opportunity and Information”).  During this process, the Company (directly and through consultants) developed a significant amount of knowledge, information and work product (collectively the “Business Opportunity and Information”).  It is anticipated that another entity associated with Mr. Chernicky’s company may seek to acquire the Oil and Gas Assets.  To avoid possible conflicts of interest and in consideration for $600,000, the Company waived any rights it had in the Business Opportunity and Information and agreed to cooperate and provide reasonable assistance with the transfer of the Business Opportunity and Information to a potential new purchaser (the “Waiver”).  The Company delivered the Waiver on July 18, 2011 to New Dominion, LLC (“New Dominion”), an affiliate of Mr. Chernicky.  As a result of waiving its rights to the Business Opportunity and Information, the Company may also change its name.

As a result of the Company’s decision that it could not continue to pursue the acquisition of the Oil and Gas Assets, the Business Opportunity and Information had little to no value to the Company.   Consequently the Board of Directors determined that this did not constitute the sale by the Company of any assets, but merely a waiver of a business opportunity that the Company could not exploit.

Change of Management

 On June 30, 2011 Kristian Kos ceased serving as the Company’s President and Chief Executive Officer.  Although he no longer serves as an executive officer, Mr. Kos is continuing to serve on the Board of Directors.  Also on June 30, 2011 Richard Finley ceased serving as the Company’s Chief Financial Officer, Treasurer and Secretary.  Mr. Finely no longer serves as an officer or employee of the Company.

On June 30, 2011 Antranik Armoudian was appointed to the Company’s Board of Directors and also as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. The Company has agreed to pay Mr. Armoudian an annual salary of $25,000.  The Company also granted Mr. Armoudian a stock option to acquire 50,000 shares of Company common stock, at an exercise price of $0.10 per share and exercisable for a ten year term.  Twenty thousand shares underlying the option  vested upon the Company completing the transfer of the Business Opportunity and Information and the remaining thirty thousand shares will vest when and if the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

Because of former relationships between Mr. Kos (the other member of the Company’s Board of Directors) and New Dominion and its affiliates, the Company executed the Waiver solely by and through its president and sole disinterested director Antranik Armoudian.  Mr. Armoudian was aware of the conflicts of interest and the related party nature of the transactions at the time that he negotiated and approved the Waiver, however he believed that under the circumstances that the terms by which the Company delivered the Waiver were fair and in the Company’s and its stockholders’ best interests.

Now that the Company has abandoned the potential acquisition of the Assets, the Company hopes to identify and execute upon a new business opportunity.

The Reverse Split

The reverse stock split was effective under Delaware law on April 15, 2011.  Under Delaware law, upon the reverse stock split becoming effective each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares.  The reverse stock split did not serve to decrease or otherwise effect New Source’s authorized capital.   No fractional shares were issued in connection with the reverse stock split.  Stockholders who were entitled to a fractional share (if any) instead received a whole share.

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

The Amended and Restated Certificate of Incorporation

The Amended and Restated Certificate of Incorporation and each of the amendments contained therein (including the name change to New Source Energy Group, Inc.) became effective under Delaware law on April 18, 2011.   In addition to changing the Company’s name the Amended and Restated Certificate of Incorporation amended several provisions of New Source’s Certificate of Incorporation.  Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

▪	An increase to New Source’s authorized capital to 200,000,000 shares, comprised of180,000,000 shares of common stock and 20,000,000 shares of preferred stock.

▪	The addition of provisions intended to more accurately define the limitations of liability as provided in Section 102(b)(7) of the General Corporation Law of Delaware, as well as to add provisions regarding indemnification and the advancement of expenses.

▪	The addition of a provision with respect to the limitation of liability of the officers, directors and other agents of New Source and with respect to the New Source indemnification obligations, may only be amended by the affirmative vote of two-thirds of the votes entitled to be cast on any proposal to repeal or modify such provisions.

The amended and restated certificate of incorporation also made other conforming and/or non-substantive amendments to the Certificate of Incorporation.

Plan of Operations

The Company is not currently engaged in any business operations and it has abandoned the efforts previously expended to acquire certain producing properties that are directly or indirectly owned by Scintilla, LLC as described above.  This also resulted in an abandonment of the Company’s previously-reported January 2011 engagement letter and April 2011 commitment letter with BMO Capital Markets, Inc. for financing thought to be necessary in connection with the now-abandoned acquisition.   There were no other agreements in place for the financing or the contemplated acquisition, and the agreements with BMO Capital Markets that were in place are now of no force or effect.

Ultimately the Company hopes to identify and act upon a business opportunity in the oil and gas or energy production related industries in the U.S. The Company has taken no definitive steps to investigate new business opportunities and has not engaged in even preliminary discussions with potential acquirees.  There can be no assurance that the Company will identify an appropriate business opportunity or corporate transaction or, if one is identified, that the Company will be able to complete any such transactions.

As the Company has no source of working capital or revenues beyond the limited funds received from the sale of the Business Opportunity and Information, the Company will have to rely on its affiliates or other capital raising activities to provide funds to the Company.  For the Company to take significant steps in completing any business transaction or enter into any business relationship, the Company will have to obtain a significant amount of funding.  There can be no assurance that if the Company identifies a new business opportunity that outside funding will be available to the Company on reasonable terms, if at all.

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

The Company has not had any revenues from operations since its inception.  As of June 30, 2011 the Company had an accumulated deficit of $(618,914) as compared to $(256,533) as of December 31, 2010.  The accumulated deficit increased significantly during the first half of 2011 because of the significant operating losses the Company incurred will investigating the now abandoned business opportunity.

We recognized a net loss of $(254,009) for the quarter ($(362,381) for the six months) ended June 30, 2011, as compared to the $(18,766) net loss recognized for the comparable three-month period ($(29,766) for the comparable six month period) in fiscal 2010.  All of our operating costs and expenses in both the 2011 and 2010 periods were attributable to our general and administrative costs.  These costs were significantly greater during the 2011 period as the Company began taking steps to execute upon a potential (but now abandoned) acquisition in the oil and gas industry and also effected certain corporate actions to intended to help the Company effect that acquisition and raise capital (such as effecting the reverse stock split and the recapitalization).

During the quarter and six months ended June 30, 2011 the Company incurred fees to professional advisors, such as attorneys and accountants, to assist with these activities as well as costs incurred to maintain the Company’s status as a reporting company under the Securities Exchange Act of 1934.  Additionally, during the quarter and six months ended June 30, 2011, in anticipation of closing on the Oil and Gas Assets and beginning to have active business operations the Company incurred certain costs to help it expand its office facilities and added staff.  These actions resulted in the Company incurring operating costs during the quarter and six months ended June 30, 2011.

On the other hand, during the comparable period of 2010 the Company’s operating expenses were incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

We anticipate that we will continue to incur net losses although, until we identify another business opportunity to pursue, we do not believe that the net losses will be as significant as they were in the first half of 2011.  We will seek to identify and then pursue business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing, and to the extent that the Company has sufficient funds to do so.

At the present time, the Company has no source of revenues from operations, and the Company can provide no assurance that it will generate a source of revenues from operations, either as a result of a strategic transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

Discussion

The Company has been without adequate funds since its inception.  At June 30, 2011, the Company had current assets of $157,126 (including, however, restricted cash of $150,000).  At June 30, 2011, the Company’s working capital deficit was $(492,774).  The restricted cash of $150,000 represents fund that the Company placed into escrow with BMO Capital Markets pursuant to the requirements of the January 2011 engagement letter.  Inasmuch as the agreements with BMO Capital Markets have been terminated, the Company expects to request and receive a return of those funds.

As of June 30, 2011, the Company’s only other assets are property and equipment assets which primarily are derived from certain improvements that we have made on our office space which have been financed from loans received from our principal shareholder/president, Mr. Kos.  The Company chose not to write off these improvements at June 30, 2011 because it was compensated for these improvements when it received the $600,000 for the Waiver.

Subsequent to June 30, 2011, the Company received $600,000 from New Dominion, LLC as compensation for the Company’s waiver of the Business Opportunity and Information as described above.  The Company used these funds to repay a number of current expenses, including (without limitation) certain related party expenses, being $103,000 to reimburse Deylau, LLC (owned by the Company’s former president and current director, Kristian Kos) for abandoned tenant improvements and $366,000 to Deylau, LLC to repay other amounts that Deylau had advanced to the Company.  As discussed above, the Company also expects to receive a return of the full $150,000 deposited with BMO Capital Markets, which will be held as a current asset.

Cash used in operating activities during the six months ended June 30, 2011 was $206,263.  Starting in 2011 our former President (Kristian Kos) through Deylau, funded the Company’s operations and expenses in the form of loans, which loans were repaid as described above.  As of June 30, 2011, the Company owed Deylau $473,426 (including $103,000 in tenant improvements) through this arrangement.  These loans were repaid without interest from the $600,000 received in July 2011 as discussed above.  Although the Company believes that a portion of the funds received in July 2011 from New Dominion for the waiver of the Business Opportunity and Information will finance the Company’s limited operations for the balance of the fiscal year, these funds will not be sufficient should the Company seek to explore another business opportunity or transaction.  If the Company needs additional funds, we cannot offer any assurance that any affiliate will be able to or willing to continue to advance funds for the Company’s operations, and if the Company is unable to obtain such financing, the Company may not be able to survive until it obtains its own funding in sufficient amounts.

As of June 30, 2011 the Company had total liabilities of $649,900, all of which are current.  A significant portion of these liabilities were repaid in July 2011 after the Company received the $600,000 payment for the Waiver.

Contractual Obligations

The Company’s only current contractual obligation is to pay its President and Chief Executive Officer, Antranik Armoudian an annual salary of $25,000.  The Company’s other disclosed contractual obligations (including obligations to BMO Capital Markets and, for rent, to Deylau) expired or were terminated when the Company abandoned the previously-contemplated acquisition.

The Company does not have any long-term debt obligations; it does not have any other employment contract or salary obligations.  It is obligated to pay for the services of its professionals (including the accountants and attorneys).

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at June 30, 2011 and December 31, 2010.

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

Recently Issued Accounting Pronouncements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management, with the participation of the person serving as our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of June 30, 2011 to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented.  Due to our limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified, however if the Company is able to secure funding and execute upon a business opportunity we expect to take steps to try to remediate the material weakness.

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

On June 30, 2011 the Company appointed a new person to serve as its Chief Executive Officer and Chief Financial Officer.  Our executive officer is charged with overseeing the Company’s internal control over financial reporting.  Except for the appointment of a new person serving as our Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.  RISK FACTORS

As a result of the abandonment of the business opportunity the Company was previously pursuing, there have been material changes to the risk factors which were originally set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 23, 2011.  The risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010, and hereinafter, in addition to the other information set forth in this quarterly report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition or results of operations.

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

We have no active business operations and no current prospects for business operations. We currently are not engaged in any business operations and we are not currently investigating any specific business transaction or acquisition.   We cannot offer any assurances that we will be able to identify, negotiate, or complete any such transaction.  We can also offer no assurance that if we do complete a strategic transaction that we will be able to do so on commercially-reasonable terms in a manner that could be advantageous to our stockholders.

There would be significant conflicts of interest if we conduct significant negotiations for an acquisition of properties from an affiliated company and consummate such transaction.  We previously negotiated with an affiliated company to complete a business transaction, and may negotiate a future transaction with an affiliated company (although no such discussions or negotiations have yet been commenced).  Should we enter into significant negotiations for such a transaction, or complete such a transaction, although we anticipate that the transaction would benefit all of the Company’s stockholders, there would be significant conflicts of interest involved.  We may not retain a third party to advise the Company with respect to the fairness of the transaction terms.  Although the Company does not intend to engage in the transaction unless it believes the terms of the transaction are beneficial to the Company as a whole, ultimately whether the transaction is fair to the Company and its best interest will likely be subject to the discretion of our disinterested directors, currently only one person.

We have no working capital available for any operations.  Since our inception we have not had any revenues from operations, have had very limited working capital, and have not been successful in raising sufficient capital from outside sources to pursue our business objectives.  Our current financial resources not sufficient for us to engage in any business operations, and may be insufficient for us to execute upon a business opportunity. The on-going volatility in global financial and capital markets has limited the availability of capital to early stage companies.  We have been, in fact, dependent on affiliated parties for financing our operations.  We cannot offer any assurance that affiliated parties will continue to advance funds for the Company’s operations, and if affiliated parties fail to do so, the Company may not be able to survive until it obtains its own funding in sufficient amounts.

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

Because the Company is no longer regulated as a BDC its stockholders no longer receive certain regulatory protections.   Because the Company is no longer regulated as a BDC the Company is no longer subject to certain regulatory requirements that are aimed to provide certain shareholder protections.  When the Company was regulated as a BDC it was subject to various obligations, including:  a majority of its directors were required to be “disinterested persons”; the Company was prohibited from issuing securities at below net asset value; and the Company was required to maintain a ratio of assets to senior securities of at least 200%.

We currently do not have active corporate governance policies or procedures and we have no independent directors.  The Company does not currently have:  (i) any independent directors, (ii) a separately designated audit committee, (iii) a separately designated nominating committee, (iv) or any other corporate governance committee.  Thus, our stockholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

It is likely that any efforts we may make to raise capital or effect a business transaction will result in substantial additional dilution to our stockholders or result in the Company having significant indebtedness. Our existing financial resources are insufficient to support business operations for a significant period of time.  Furthermore, with any strategic transaction that we are able to identify and execute upon the Company will likely issue shares of its capital stock.  Alternatively, the Company may incur a significant amount of debt or otherwise enter into some form of credit arrangement as part of any business transaction.  Moreover, if we raise capital for any operations in the future or issue stock for a strategic transaction, such action will require the issuance of equity securities that are convertible into our shares of common stock,  which will likely result in substantial dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, we cannot offer any assurance that we will be able to do so

No market exists for our common stock; should a market develop, our common stock will likely be vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.  Although our common stock is eligible for quotation on the OTC – Bulletin Board currently, no active trading market exists for our common stock, and we cannot offer any assurance that any market will develop.  Should a trading market resume the trading price of our securities at least initially will likely be impacted by very low sales volumes, general market conditions, and other events and factors.   In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

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

The vast majority of our common stock is directly and indirectly controlled by a single investor; and our common stock is not eligible to be resold pursuant to Rule 144.  Currently, Deylau, LLC owns approximately 84% of our outstanding common stock.  Although Deylau is owned and controlled by our former President, should circumstances change, as the holder of greater than 50% of our common stock Deylau could exercise control over the Company through its share ownership.

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

We have significant obligations under the Securities Act of 1934. Because we are a public company with a class of securities registered pursuant to the Securities Exchange Act of 1934, as amended, we are subject to increased regulatory scrutiny and extensive and complex regulation.  The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents.  In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  Normally these activities are overseen by an audit committee consisting of qualified independent directors.  We have not appointed any independent directors.  Consequently, the protections normally provided to stockholders by independent directors are not available.  Although we hope to appoint qualified independent directors in the future, we cannot offer any assurance that we will locate any person willing to serve in that capacity, or that we will be able to acquire the directors’ and officers’ liability insurance that will be a pre-condition to any such person’s willingness to serve.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Executive Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files as required by Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW SOURCE ENERGY GROUP, INC.
August 15, 2011	/s/ Antranik Armoudian Antranik Armoudian, President President and Chief Executive Officer (principal executive officer)and Chief Financial Officer (principal financial officer)