Form 10-Q
period 2011-09-30
New Source Energy Group, Inc.
filed 2011-11-14
CIK 1430415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

2,056,985 shares, $0.01 par value, of the Registrant’s common stock were issued and outstanding as of November 11, 2011.

NEW SOURCE ENERGY GROUP, INC.

INDEX

PART 1—FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4	CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	RESERVED
ITEM 5	OTHER INFORMATION
ITEM 6	EXHIBITS
SIGNATURES

1

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW SOURCE ENERGY GROUP, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$102,302	$4,443
Prepaid expenses	—	—
Total current assets	102,302	4,443

Total property and equipment, net	—	—

Other assets	6,500	—

Total assets	$108,802	$4,443

LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$25,170	$22,253
Related party accounts payable	10,931	—
Related party notes payable	19,222	—

Total current liabilities	55,323	22,253

*STOCKHOLDERS' EQUITY (DEFICIT)

Authorized shares: 180,000,000 shares of common stocks and 20,000,000 shares of preferred stocks; 2,056,985 shares of common stocks were issued and outstanding at September 30, 2011 and December 31, 2010	20,569	20,569

Additional paid-in capital	226,654	218,154
Accumulated deficit	(193,744)	(256,533)

Total stockholders' equity (deficit)	53,479	(17,810)

Total liabilities and stockholders' equity (deficit)	$108,802	$4,443

*Restated to reflect the reverse split-see note F

The accompanying notes are an integral part of these financial statements

NEW SOURCE ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,

	2011	2010	2011	2010
REVENUES:
Revenues	$—	$—	$—	$—

Total revenues and other operating income	—	—	—	—

OPERATING COSTS AND EXPENSES:
General and administrative expenses	425,166	49,661	67,211	19,895
Impairment of fixed asset	106,323	—	106,323	—
Gain on sale of business opportunity	(600,000)	(600,000)

Total operating costs and expenses	(68,511)	49,661	(426,466)	19,895

Operating income (loss)	68,511	(49,661)	426,466	(19,895)

OTHER INCOME (EXPENSE):
Interest expense	(5,722)	—	(1,296)	—

Income (loss) before income taxes	62,789	(49,661)	425,170	(19,895)

Income tax expense	—	—	—	—

Net income (loss)	$62,789	$(49,661)	$425,170	$(19,895)

Income (loss) per common share:

Weighted average shares outstanding - basic	2,056,985	1,285,124	2,056,985	1,343,882

Weighted average shares outstanding - diluted	2,059,519	1,285,124	2,064,594	1,343,882
Basic income (loss) per share	$0.031	$0.030	$0.207	$0.015

Diluted income (loss) per shares	$0.030	$0.039	$0.206	$0.015

The accompanying notes are an integral part of these financial statements

NEW SOURCE ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,789	$(49,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business opportunity	(600,000)
Impairment of fixed asset	106,323
Stock based compensation	8,500
Changes in operating assets and liabilities:
Accounts payable	2,917	—
Related party accounts payable	10,931	49,661
Related party notes payable	10,319	—

Net cash used in operating activities	(398,221)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business opportunity	600,000
Payment for long term deposit	(6,500)
Purchase of property and equipment	(7,920)	—

Net cash provided by investing activities	585,580	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party notes payable, net of proceeds	(89,500)	—

Net cash used in financing activities	(89,500)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	97,859	—

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,443	16,755

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$102,302	$16,755

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable
to related party	$103,000	$—

The accompanying notes are an integral part of these financial statements

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Note A. Organization

New Source Energy Group, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc.  On April 18, 2011, the Company filed its amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc.  On October 31, 2011, both the Board of Directors of the Company and the holder of 1,727,983 shares of the Company’s common stock (being approximately 84% of the issued and outstanding shares) approved an amendment to the Company’s Certificate of Incorporation to change the legal name of the Company from New Source Energy Group, Inc. to Encompass Energy Services, Inc.  The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission on November 10, 2011, and which the Company hopes to distribute to the Company’s stockholders in November 2011. The amendment to change the Company’s name to Encompass Energy Services, Inc. will not be effective until the Company files an amendment to its Certificate of Incorporation with the Delaware Secretary of State. The Company does not expect to file such an amendment until it has complied with the notice requirements of Section 14(c) of the Securities Exchange Act of 1934, which among other things, requires that at least 20 days lapse after the Definitive Information Statement is delivered to stockholders.

Historically, the Company’s expenses have been financed by related parties. The Company cannot offer any assurance that there will be a future source of funding for the Company’s operations, and if a funding source is not secured, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B. Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010 of New Source Energy Group, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Reference is made to the Company’s financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of September 30, 2011 and December 31, 2010 consisted entirely of cash and cash equivalents and are classified as Level 1.

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

As of September 30, 2011 and December 31, 2010, the Company has provided valuation allowances of $48,000 and $71,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note D. Abandoned Acquisition Efforts

On June 30, 2011 the Board of Directors of the Company affirmatively determined that the Company abandoned its efforts to acquire certain oil and gas assets and interests located in central Oklahoma (the “Oil and Gas Assets”) from an entity owned by the Company’s former Chairman, David Chernicky.  At the time of termination, the Company had not acquired the Oil and Gas Assets or any interest therein and had not finalized or entered into any definitive agreement to do so.  At that time, two of the Company’s directors (Messrs. Chernicky and Albert) resigned, and another director, Mr. Kos, resigned as an officer of the Company.

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

To resolve the conflicts of interest associated with the possible exploitation of the Business Opportunity and Information by another entity controlled by Mr. Chernicky, the Company negotiated terms by which the Company waived any rights it had in the Business Opportunity and Information and agreed to cooperate and provide reasonable assistance with the transfer of the Business Opportunity and Information to a potential new purchaser (the “Waiver”).  The Company delivered the Waiver on July 18, 2011 to New Dominion, LLC (“New Dominion”), an affiliate of Mr. Chernicky.  In consideration for delivering the Waiver, the Company received $600,000 in cash from New Dominion.  Largely as a result of waiving its rights to the Business Opportunity and Information and electing to potentially pursue other opportunities in the oil and gas industry, the Company is currently taking steps to change its name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. as further described in Note A.

As a result of the Company’s decision to abandon its efforts to acquire the Oil and Gas Assets, the Business Opportunity and Information had little to no value to the Company.  Consequently, the Board of Directors determined that this did not constitute the sale by the Company of any assets but merely a waiver of a business opportunity that the Company could not exploit.

Because of former relationships between Mr. Kos (the other member of the Company’s Board of Directors) and New Dominion and its affiliates, the Company negotiated the terms of the Waiver solely by and through its president and sole disinterested director Antranik (Nick) Armoudian.  Mr. Armoudian was aware of the conflicts of interest and the related party nature of the transactions at the time that he negotiated and approved the Waiver; however, he believed that under the circumstances that the terms by which the Company delivered the Waiver were fair and in the Company’s and its stockholders’ best interests.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

The Company has used the proceeds received as a result of the Waiver primarily for the repayment of loans and other amounts owed by the Company to Mr. Kos a former executive officer of the Company and a current member of its Board of Directors, and certain affiliates of Mr. Kos as well as the repayment of certain obligations to other parties.

Now that the Company has abandoned the potential acquisition of the Oil and Gas Assets, the Company hopes to identify and execute upon a new business opportunity.

Note E. Commitments and Contingencies

Commencing 2011, the Company began leasing office space from a related party. Future minimum lease commitments under the operating lease as of September 30, 2011, are as follows:

2011	$20,000
2012	78,000
2013	19,000
$117,000

On January 17, 2011, the Company entered into an agreement whereby it was required to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures relating to a proposed credit facility in anticipation of a future acquisition. On May 26, 2011, the Company placed these funds into escrow. As a result of the Company’s transfer of the Business Opportunity and Information, the Company received a $150,000 refund of funds held in escrow in September 2011.

Note F. Related Party Transactions

During the nine months ended September 30, 2011, the Company’s President has advanced approximately $380,000 cash and has provided $103,000 of property and equipment to the Company in exchange for a note payable. These loans are demand loans and bear interest at 5% per annum. As of September 30, 2011, the Company had repaid $469,000 of these loans. The Company also owed other expenses to a related party of approximately $11,000.

As described above, during the quarter ended September 30, 2011 the Company received $600,000 from New Dominion in consideration for its delivery of the Waiver. Mr. Kos, a member of our Board of Directors and a former officer, previously served as a consultant for New Dominion and received compensation from New Dominion for his services. Further, two of the Company’s former directors, being Mr. Chernicky and Mr. Albert are affiliates of New Dominion. However, the Company negotiated the terms of the Wavier solely through Mr. Armoudian.

Note G. Capital Stock Transactions

On April 15, 2011, the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of the Company’s outstanding common stock (the “reverse stock split”).  Then on April 18, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of the Company’s Certificate of Incorporation, including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc.   As a result of the name change the Company was assigned a new trading symbol.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Reverse stock split. The reverse stock split was effective under Delaware law on April 15, 2011.  Under Delaware law, upon the reverse stock split becoming effective, each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares.  The reverse stock split did not serve to decrease or otherwise effect New Source’s authorized capital.  No fractional shares were issued in connection with the reverse stock split.  Stockholders who were entitled to a fractional share, if any, instead received a whole share.

The reverse stock split affected all holders of the Company’s common stock uniformly and did not affect any stockholder’s percentage ownership interest in the Company, except to the extent the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse stock split.

Before the reverse stock split, 4,376,559 shares were outstanding.  Following the reverse stock split, there are approximately 2,056,985 shares outstanding. The loss per share and weighted average shares outstanding presented in the statement of operations have been restated to reflect the reverse stock split. The share capital and additional paid-in capital have also been restated to reflect to reverse stock split. Accordingly, $23,197 was reclassified from share capital to additional paid-in capital.

Amended and restated certificate of incorporation. The Amended and Restated Certificate of Incorporation and each of the amendments contained therein (including the name change to New Source Energy Group, Inc.) became effective under Delaware law on April 18, 2011.  In addition to changing the company’s name to New Source Energy Group, Inc., the Amended and Restated Certificate of Incorporation amended several provisions of New Source’s Certificate of Incorporation.  Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

•       An increase to the Company’s authorized capital to 200,000,000 shares comprised of 180,000,000 shares of common stock and 20,000,000 shares of preferred stock.

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

If, as described in Note A, the Company effects a name change from New Source Energy Group, Inc. to Encompass Energy Services, Inc. it will require the Company to file another amendment to its Certificate of Incorporation.

Note H. Changes in Officers and Directors / Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s Board of Directors and also as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.  There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company has agreed to pay Mr. Armoudian an annual salary of $25,000.  The Company also granted Mr. Armoudian a stock option to acquire 50,000 shares of Company common stock at an exercise price of $0.10 per share and exercisable for a ten year term.  Ten thousand shares vested upon the Company completing the transfer of the Business Opportunity and Information, and the remaining forty thousand shares will vest when, and if, the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

NEW SOURCE ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

During the nine months ended September 30, 2011, 50,000 stock options were granted (being the option to Mr. Armoudian described above) with a weighted-average grant date fair value of $0.85824. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50%, expected dividends of 0%, expected term of 5 years and a risk-free interest rate of 1.75%.

During the three and nine months ended September 30, 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of September 30, 2011, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the next ten years.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2011:

	Nine Months Ended September 30,2011
	Number of Options	Weighted-Average Exercise Price

Beginning Balance	—
Granted	50,000	$0.10
Exercised	—
Forfeited	—

Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable

		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at Sept. 30, 2011	Remaining Contractual Life	Exercise Price

$0.10	50,000	9.83	$0.10	10,000	9.83	$0.10

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

Background

New Source Energy Group, Inc. (referred to herein as “New Source” or the “Company”, and formerly known as “Ametrine Capital, Inc.”) has been essentially inactive since its formation. Until November 19, 2010 the Company was regulated as a BDC under the Investment Company Act of 1940. However, the Company was not able to raise sufficient capital to execute upon its original business plan.

On November 30, 2010 the Company’s largest stockholder sold its entire interest in the Company (being approximately 92% of the Company’s issued and outstanding shares of common stock) in a private transaction (the “Change of Control Transaction”). Pursuant to the terms of the Change of Control Transaction, the Company’s directors and sole executive officer resigned, and new persons were appointed to serve as directors and executive officers.

2011 Corporate Reorganizational Actions

In anticipation of acquiring certain oil and gas interests and assets during the first half of 2011 the Company engaged in various corporate activities intended to better position itself for such an acquisition. As part of this corporate reorganization on March 10, 2011, both the Board of Directors of New Source and the holder of approximately 84% of the issued and outstanding shares of the Company’s common stock approved certain amendments to New Source’s Certificate of Incorporation, and approved the form and terms of an Amended and Restated Certificate of Incorporation. On April 15, 2011 the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of New Source’s outstanding common stock (the “reverse stock split”). Then on April 18, 2011 New Source filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of New Source’s Certificate of Incorporation including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc. The reverse split and the other amendments to our Certificate of Incorporation are further discussed below.

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

The Amended and Restated Certificate of Incorporation

The Amended and Restated Certificate of Incorporation and each of the amendments contained therein (including the name change to New Source Energy Group, Inc.) became effective under Delaware law on April 18, 2011. In addition to changing the Company’s name the Amended and Restated Certificate of Incorporation amended several provisions of New Source’s Certificate of Incorporation. Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

•	An increase to New Source’s authorized capital to 200,000,000 shares, comprised of 180,000,000 shares of common stock and 20,000,000 shares of preferred stock.

•	The addition of provisions intended to more accurately define the limitations of liability as provided in Section 102(b)(7) of the General Corporation Law of Delaware, as well as to add provisions regarding indemnification and the advancement of expenses.

•	The addition of a provision with respect to the limitation of liability of the officers, directors and other agents of New Source and with respect to the New Source indemnification obligations, may only be amended by the affirmative vote of two-thirds of the votes entitled to be cast on any proposal to repeal or modify such provisions.

The amended and restated certificate of incorporation also made other conforming and/or non-substantive amendments to the Certificate of Incorporation.

June 2011 Abandonment of Acquisition from Related Party

Since late 2010, New Source had been pursuing an acquisition of certain oil and gas interests and assets located in central Oklahoma from a then related party as well as the financing necessary to complete the acquisition (the “Oil and Gas Assets”). On June 30, 2011 the Company’s Board of Directors affirmatively determined that the Company had abandoned its efforts to acquire the Oil and Gas Assets. The Oil and Gas Assets were owned by Scintilla, LLC (“Scintilla”) an entity owned and controlled by the Company’s former Chairman, David Chernicky. The Company was informed by its financial advisor(s) that the lender and investment banking firm the Company hoped to utilize to obtain a line of credit and raise a significant amount of equity financing was now unwilling or unable to proceed with structuring those transactions on behalf of the Company. The Company was dependent on access to the line of credit and the equity financing to acquire the Oil and Gas Assets and implement its intended business plan. Without access to a significant amount of debt and equity financing the Company was unable to complete the acquisition of the Oil and Gas Assets.

During the period of time that the Company was considering the acquisition of the Oil and Gas Assets, it expended a significant amount of time and resources in due diligence, contract drafting and negotiation and other activities related to the potential acquisition of the Oil and Gas Assets. During this process, the Company (directly and through consultants) developed a significant amount of knowledge, information and work product (collectively the “Business Opportunity and Information”). At the time the Company elected to abandon the potential acquisition of the Oil and Gas Assets it was aware that another entity associated with Mr. Chernicky’s company intended to acquire the Oil and Gas Assets. To avoid possible conflicts of interest and in consideration for $600,000, the Company waived any rights it had in the Business Opportunity and Information and agreed to cooperate and provide reasonable assistance with the transfer of the Business Opportunity and Information to a potential new purchaser (the “Waiver”). The Company delivered the Waiver on July 18, 2011 to New Dominion, LLC (“New Dominion”), an affiliate of Mr. Chernicky.

As a result of the Company’s decision that it could not continue to pursue the acquisition of the Oil and Gas Assets, the Business Opportunity and Information had little to no value to the Company. Consequently the Board of Directors determined that this did not constitute the sale by the Company of any assets, but merely a waiver of a business opportunity that the Company could not exploit.

In conjunction abandoning the potential acquisition of the Oil and Gas Assets on June 30, 2011 the Company effected various management changes. On that date Mr. Kos ceased serving as the Company’s President and Chief Executive Officer (although he continues to serve on the Company’s Board of Directors) and Richard Finley ceased serving as the Company’s Chief Financial Officer, Treasurer and Secretary. Also, effective June 30, 2011 Antranik Armoudian was appointed to the Company’s Board of Directors, and also as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

Plan of Operations

The Company is not currently engaged in any business operations and it has abandoned the efforts previously expended to acquire certain producing properties that were directly or indirectly owned by Scintilla, LLC as described above. This also resulted in an abandonment of the Company’s previously-reported January 2011 engagement letter and April 2011 commitment letter with BMO Capital Markets, Inc. for financing thought to be necessary in connection with the now-abandoned acquisition. There were no other agreements in place for the financing or the contemplated acquisition, and the agreements with BMO Capital Markets that were in place are now of no force or effect.

Ultimately the Company hopes to identify and act upon a business opportunity in the oil and gas or energy production related industries in the U.S and the Company is currently considering exploring certain opportunities in the oilfield services industry. However, the Company has taken no definitive steps to investigate new business opportunities and has not engaged in even preliminary discussions with potential acquirees or third parties. There can be no assurance that the Company will identify an appropriate business opportunity or corporate transaction or, if one is identified, that the Company will be able to complete any such transactions.

Since abandoning the potential acquisition of the Oil and Gas Assets, the Company has not actively pursued any other business opportunities. However, because the Company may pursue one or more opportunities in the oilfield services industry, and to avoid any confusion with the entity that ultimately acquired the Oil and Gas Assets (being New Source Energy Corporation), the Company has taken steps to change its name to “Encompass Energy Services, Inc.” and hopes to effect the name change at some point during the remainder of 2011. If the Company changes its legal name it will take steps to alert the Financial Industry Regulatory Authority of the name change and likely take steps to obtain a new trading symbol for its common stock.

As the Company has very limited financial resources beyond the limited funds on hand, for the Company to engage in more than very limited operations in the near future the Company will have to rely on its affiliates or other capital raising activities to provide funds to the Company. For the Company to take significant steps in completing any business transaction or enter into any business relationship, the Company will have to obtain a significant amount of funding. There can be no assurance that if the Company identifies a new business opportunity that outside funding will be available to the Company on reasonable terms, if at all.

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

The Company has not had any revenues from operations since its inception and has a history of operating losses. However, the delivery of the Waiver to New Dominion resulted in the Company’s receipt of $600,000 in cash from New Dominion which was recorded as a “gain on sale of business opportunity” and is the reason the Company had net income for both the three months and nine months ended September 30, 2011. During the first two quarters of 2011 the Company experienced net losses and absent the receipt of the $600,000 in connection with the Waiver during the quarter ended September 30, 2011, the Company would have experienced a net loss for the three and nine months ended September 30, 2011. As the receipt of $600,000 in conjunction with the Waiver was an isolated and unique transaction, for at least the near future the Company expects to incur net losses for future periods.

The Company had income from operations of $426,466 for the nine months ended September 30, 2011, operating income of $68,511 for the three months ended September 30, 2011. The funds received through the Waiver resulted in the Company reporting operating income for the 2011 periods. Except for the gain on sale of the business opportunity the Company’s operating costs and expenses during the 2011 periods greatly exceeded the operating costs and expenses incurred by the Company during the comparable periods in 2010. The majority of the Company’s operating costs and expenses in both the 2011 and 2010 periods were attributable to our general and administrative costs. Much of the Company’s operating costs and expenses for the nine month period of 2011 is the result of the significant costs the Company incurred as it was taking steps to acquire the Oil and Gas Assets (including professional fees and related costs) and the costs incurred to effect certain corporate actions that were intended to help the Company effect that acquisition and raise capital (such as effecting the reverse stock split and the recapitalization). Further, during the quarter ended September 30, 2011, the Company incurred certain costs in connection with the negotiation of the Waiver and related matters, and began paying Mr. Armoudian his agreed upon salary, which both contributed to the Company’s operating loss for the period. Also contributing to the operating loss for the three and nine month period ended September 30, 2011 was the impairment expense of approximately $106,000 recognized during the quarter ended September 30, 2011. This impairment was the result of the Company abandoning certain leasehold improvements in its Oklahoma City office. On the other hand, during the 2010 periods the Company’s activities were primarily limited to its limited activities to maintain its corporate existence and fulfill its reporting obligations under the Securities Exchange Act of 1934. Since the Company has abandoned the potential acquisition of the Oil and Gas Assets its operating costs and expenses have decreased, and unless and until the Company identifies and attempts to act upon a business opportunity it is expected that the Company’s operating costs will decrease from those incurred during the first half of 2011.

As of September 30, 2011 the Company had an accumulated deficit of $(193,744) as compared to $(256,533) as of December 31, 2010. As of September 30, 2011 the Company’s accumulated deficit decreased when compared to December 31, 2010. Through the quarter ended June 30, 2011 Company’s accumulated deficit was growing period-over-period, and the decrease in the Company’s accumulated deficit as of September 30, 2011, when compared to December 31, 2010 was solely the result of the $600,000 the Company received through the delivery of the Waiver. Had the Company not received funds through the Waiver the Company’s accumulated deficit would have increased from that on December 31, 2010 as a result of the Company’s lack of revenues and significant operating loses. The Company expects its accumulated deficit to return to its trend of increasing unless and until the Company is able to identify and act upon a business opportunity and begin to generate revenues from operations.

We anticipate that in line with our previous periods, going forward we will incur net losses and losses from operations, although, until we identify another business opportunity to pursue, we do not believe that such losses will be as significant as they were in the first half of 2011. We will seek to identify and then pursue business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing, and to the extent that the Company has sufficient funds to do so.

At the present time, the Company has no source of revenues from operations, and the Company can provide no assurance that it will generate a source of revenues from operations, either as a result of a strategic transaction, or as a result of developing such a source from within.

Liquidity and Capital Resources

The Company has been without adequate funds since its inception. However, at September 30, 2011, the Company had current assets of $102,302 and working capital of $46,979. The Company’s current assets are comprised solely of cash and cash equivalent assets. While pursuing the potential acquisition of the Oil and Gas Assets, in January 2011, the Company entered into an agreement whereby it was required to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures relating to a proposed credit facility. On May 26, 2011, the Company placed these funds into escrow. As a result of the Company’s transfer of the Business Opportunity and Information, in September 2011 the Company received the refund of the $150,000. The Company’s cash on-hand is largely comprised of the remainder of those funds.

As of September 30, 2011, the Company’s assets consisted almost entirely of its cash and cash equivalent assets (being approximately 94% of the Company’s total assets). The Company’s assets previously included certain property and equipment assets which primarily were derived from certain improvements that were made on the Company’s office space which have been financed from loans received from our principal shareholder and member of our Board of Directors, Mr. Kos. However, during the quarter ended September 30, 2011 the Company impaired these assets as it abandoned the leasehold improvements.

As noted above, during the quarter ended September 30, 2011, the Company received $600,000 from New Dominion, LLC as compensation for the Company’s delivery of the Waiver and the waiver of its rights to the Business Opportunity and Information as described above. The Company used these funds to repay a number of current liabilities, including (without limitation) certain related party expenses, including $103,000 to reimburse Deylau, LLC (owned by the Company’s former president and current director, Kristian Kos) for abandoned tenant improvements and $366,000 to Deylau, LLC to repay other amounts that Deylau had advanced to the Company. As a result the Company’s current (and total) liabilities significantly decreased as of September 30, 2011 as compared to the end of the previous quarter (although they are greater than as of December 31, 2010). The significant reduction in the Company’s liabilities was a significant factor in the Company’s stockholders’ equity increasing to $53,479 as of September 30, 2011, compared to significant stockholder deficits as of the end of recent quarterly periods.

Contractual Obligations

The Company’s only current contractual obligation is to pay its President and Chief Executive Officer, Antranik Armoudian an annual salary of $25,000. The Company’s other disclosed contractual obligations (including obligations to BMO Capital Markets and, for rent, to Deylau) expired or were terminated when the Company abandoned the previously-contemplated acquisition.

The Company does not have any long-term debt obligations; it does not have any other employment contract or salary obligations. It is obligated to pay for the services of its professionals (including its accountants and attorneys).

Off Balance Sheet Arrangements

The Company did not have any off balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K, at September 30, 2011 and December 31, 2010.

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

Recently Issued Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of the person serving as our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2011. On the basis of this review, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of September 30, 2011 to timely alert management to material information required to be included in our periodic reports filed with the Securities and Exchange Commission  and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  However, management believes that the financial statements included in this report present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Due to our limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses identified, however if the Company is able to secure funding and execute upon a business opportunity we expect to take steps to try to remediate the material weakness.

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

There were not any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and supplemented by those stated in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not effect any sales of unregistered securities during the quarter ended September 30, 2011, or subsequently

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

NEW SOURCE ENERGY GROUP, INC.
November 14, 2011	/s/ Antranik Armoudian Antranik Armoudian, President President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)