Form 10-K
period 2011-12-31
Encompass Energy Services, Inc.
filed 2012-03-30
CIK 1430415

UNITED STATED
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware		74-3252949
State or other jurisdiction of incorporation or organization		(IRS Employer Identification No.)

914 North Broadway Avenue, Suite 220 P.O. Box 1218
Oklahoma City, OK 73101
(Address of principal executive offices, including Zip Code)

(405) 815-4041
Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2011, was approximately $660,000.

As of March 23, 2012, there were 2,056,985 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders (expected to be filed within 120 days of the close of the Registrant’s fiscal year) are incorporated by reference into Part III of this Form 10-K.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-K

 i

PART I

Statements that we make in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions in the federal securities laws and judicial interpretations thereof. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to many risks, uncertainties and important facts beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business.

When used in this Form 10-K, the terms “we,” “our,” “us,” “the Company” and similar terms are meant to refer to Encompass Energy Services, Inc.

Corporate History; Prior Change of Control Transaction

We were formed in December 2007 as a Delaware limited liability company. On February 12, 2008, we were converted from this limited liability company into a Delaware corporation and changed our name from Ametrine Capital, LLC to Ametrine Capital, Inc. We initially contemplated doing business as a closed-end, non-diversified management investment company, and we filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), with the intent to invest primarily in the equity and debt securities of non-public U.S. and Israeli-based small and mid-sized companies. However, we were not successful in raising adequate capital to commence effective operations as a BDC. Through November 2010, our operations were primarily funded by Tailormade Holdings Ltd (formerly known as Meitav Underwriting Ltd.), which was our majority stockholder.

Our former management determined to change our prior business plan and to withdraw our election to be regulated as a BDC, in order to pursue other business opportunities. On July 26, 2010, the holder of a majority of the shares of our outstanding common stock authorized and approved a change in our business so that we could cease to be a BDC and also approved our filing of a withdrawal of our election previously made to the Securities and Exchange Commission (the “Commission”) to be subject to Sections 55 through 65 of the 1940 Act. We subsequently filed a Form N-54C with the Commission on November 19, 2010, in order to withdraw our election to be subject to Sections 55 through 65 of the 1940 Act.

On November 30, 2010, our largest stockholder, Tailormade Holdings Ltd., sold its entire interest in the Company (being 4,026,559 shares, or approximately 92% of our issued and outstanding shares of common stock at the time) in a private transaction (the “Change of Control Transaction”). 3,676,559 shares, or approximately 84% of our outstanding common stock at the time, were acquired by Deylau, LLC, a Delaware limited liability company owned and controlled by one of our directors, Kristian B. Kos, in the Change of Control Transaction. The other 350,000 shares transferred in the Change of Control Transaction, or approximately 8% of our outstanding common stock at the time, were acquired by Debra Herman. Pursuant to the terms of the Change of Control Transaction, our directors and sole executive officer at the time resigned, and new persons, including Mr. Kos, were appointed to serve as directors and executive officers.

The new management appointed following the Change of Control Transaction identified and briefly pursued a possible acquisition of certain oil and gas properties and assets located in Oklahoma from Scintilla, LLC, an entity controlled by David J. Chernicky, who had been appointed as a director and the chairman of our board of directors immediately following the Change of Control Transaction. In anticipation of this possible acquisition (the “Scintilla Transaction”), we amended our certificate of incorporation on April 15, 2011, to effectuate a reverse 0.47-for-1 stock split with respect to our outstanding common stock, par value $0.01 per share, and then we filed an amended and restated certificate of incorporation on April 18, 2011 that changed our corporate name from Ametrine Capital, Inc. to New Source Energy Group, Inc. and effectuated certain other changes.

Subsequent to these actions, we were informed by the financial advisor we had engaged to assist with this prospective transaction that the lender and investment banking firm that we hoped would provide a line of credit to us and assist us in raising a significant amount of equity financing was now unwilling or unable to proceed with structuring those transactions on our behalf. We were dependent on access to this line of credit and equity financing to complete the Scintilla Transaction and implement our intended business plan, and without access to a significant amount of debt and equity financing our board of directors concluded that we were unable to complete the Scintilla Transaction and directed us to abandon our efforts in this respect on June 30, 2011. Although general terms were being negotiated with Scintilla, we never entered into a definitive agreement relating to the Scintilla Transaction.

Immediately following our board of directors’ determination to abandon our pursuit of the Scintilla Transaction, Mr. Chernicky and Phil B. Albert both resigned from our board of directors, Mr. Kos resigned from his positions as our president and chief executive officer, and Richard Finley resigned from his positions as our chief financial officer, treasurer and secretary. Our board of directors appointed Antranik Armoudian as a director to fill one of the resulting vacancies and also to the positions of president, chief executive officer, chief financial officer, treasurer and secretary effective as of June 30, 2011.

In connection with our investigation and analysis of the potential Scintilla Transaction, we expended a significant amount of financial resources. We retained certain professional advisors to conduct various activities on our behalf, including an audit of the financial results attributable to the identified assets of Scintilla and due diligence with respect to these identified assets, to negotiate various terms of the potential transaction and begin preparing various regulatory filings that would have been required had the transaction been completed, and to better position us to raise capital. As a result, we concluded that we had developed a significant amount of knowledge, information and work product (collectively the “Business Opportunity and Information”) that could have value to another buyer of the identified assets of Scintilla, and our board of directors directed Mr. Armoudian, as the only independent member of our board, to negotiate for and on behalf of the Company with respect to the transfer of the Business Opportunity and Information and to seek an alternative business opportunity which may, or may not be, within the oil and gas industry.

On our behalf, Mr. Armoudian successfully negotiated with New Dominion, LLC, an affiliate of Scintilla, LLC, a payment of $600,000 in exchange for our waiver of further rights with respect to the Business Opportunity and Information and our agreement to reasonably assist New Dominion, LLC and its affiliates in the exploitation of the Business Opportunity and Information. We entered into an instrument confirming this waiver on July 18, 2011 and received the $600,000 payment contemporaneously.

Subsequent to negotiating this waiver, our board of directors approved a name change for our Company to “Encompass Energy Services, Inc.,” primarily because the board of directors expects us to evaluate and pursue one or more business opportunities in the oilfield services industry. The board of directors also believed our continued use of the name New Source Energy Group, Inc. might result in market confusion regarding our current planned operations and business objectives, especially in light of the existence of another company by the name of New Source Energy Corporation, which acquired the oil and natural gas assets previously considered for acquisition by us in the Scintilla Transaction. Accordingly, we amended our certificate of incorporation to change our corporate name to Encompass Energy Services, Inc. on December 2, 2011.

Current Company Status

We are not currently engaged in any business operations. We continue to search for opportunities in the oilfield services industry and other industries, but we have not identified any prospective acquisition transactions at this time. If we are able to identify a viable acquisition in the future, we intend to conduct a customary due diligence investigation. No acquisition will take place unless and until there is a definitive agreement between us and the prospective seller(s), due diligence has been completed, and adequate debt and equity financing has been raised. As of the date of filing this Annual Report, we have not entered into any agreements or understandings (written or oral) for any acquisition of assets or any debt or equity financing necessary for the completion of any such acquisition and the operation of such assets following such acquisition.

Given the uncertainties in connection with any acquisition, we can offer no assurance that we will be able to complete any transaction and obtain the necessary debt and equity financing on terms acceptable to us. Additionally, it is possible that one or more acquisitions we may pursue may involve a related party. Although we will attempt to take measures to ensure that the terms of the transaction are in our best interests, we may elect not to obtain a fairness opinion with respect to such a transaction, and there can be no assurance that any such transaction ultimately will be fair to our stockholders.

There are many reasons we may not be able to execute upon any business opportunity we identify in the future. These reasons include:

(i)             We may not be able to negotiate an acquisition agreement on terms that our board of directors finds to be acceptable from a financial and business perspective.

(ii)            Our due diligence investigation may not be satisfactory and may reflect significant concerns that cannot be adequately addressed.

(iii)          We may not be able to find adequate debt and/or equity financing sufficient to consummate the acquisition, and any debt or equity financing we are able to obtain may not be available on terms that we find to be acceptable, or the terms may result in greater interest payment and other obligations that may adversely impact our operations.

(iv)          The business we may acquire could require additional capital, and we may not be able to raise the equity capital necessary to provide funds for the continuing operations of this business following our acquisition on terms that we find to be acceptable, or the terms may result in much greater dilution than expected.

(v)           The Commission may choose to review our filings, thereby delaying or halting our ability to complete any corporate restructuring we may conclude is a necessary condition precedent to completing an acquisition as contemplated, or at all.

(vi)          Other unforeseen events may occur that make a contemplated transaction less attractive or more difficult to negotiate, and these events may be specific to us, or may be regional, national or international events that affect the equity markets, the debt markets, or other markets.

Identifying and executing upon any business opportunity, whether in the oil and gas industry or another sector, likely will require a significant amount of capital. We cannot offer any assurance that we will be able to identify or to execute upon another business opportunity. Instead, we may explore terminating our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), or we (and/or our principal stockholders) may seek to dispose of their interests in the Company or otherwise transfer control of the Company to another person.

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

We do not currently own any real property or engage in any business operations, and therefore environmental compliance is not material to us. However should we execute upon a business opportunity in the oil and gas industry, our operations may be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, most jurisdictions have environmental, health and safety statutes and regulations that could impact an oilfield services business in a number of ways. Failure to comply with any such rules and regulations can result in substantial penalties. Any increased regulatory burden will increase our cost of doing business and affect our profitability.

Employees

We currently have one employee, Antranik Armoudian, our president, chief executive officer, chief financial officer, treasurer and secretary, who does not devote his full business time to our activities. If we are able to execute upon a business opportunity in the oil and gas industry (or any other industry), we expect that additional employees and/or consultants will be retained as necessary.

Additional Information

We file reports with the Commission as required by Section 13(a) of the Exchange Act. The public may read and copy any materials filed by the Company with the Commission at its public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at www.sec.gov.

We do not currently maintain a corporate website.

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the year ended December 31, 2011, and through the date of this Annual Report, the Company owned no real property and no material personal property. We previously leased office space from our controlling stockholder, Deylau, LLC (which is controlled by one of our directors, Mr. Kos) located at 914 North Broadway Avenue, Suite 220, Oklahoma City, Oklahoma 73101, as our principal executive offices, but we assigned our leasehold rights to these premises to Mr. Kos concurrently with our waiver of the Business Opportunity and Information discussed in Item 1. Our present business operations are not sufficient to require a permanent physical office. Rather, our executive officer and directors perform their duties on our behalf using other office space available to them, at no charge to us. We believe this arrangement is suitable for our current needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been approved for quotation on the OTC Bulletin Board under the symbol NSEG.OB, but despite this fact no active trading market has developed for our common stock. We are aware of only a limited number of reported trades involving our common stock since it was approved for quotation on December 28, 2009, and we have been unable to locate a source of reliable bid price, ask price and quotation data at a reasonable cost.

We are in the process of requesting a ticker symbol change from the Financial Industry Regulatory Authority, but we do not know when that change will occur or how long it will take for the market to absorb and acknowledge our new ticker symbol.

Holders

The number of record holders of our $0.01 par value common stock as of November 9, 2011, was 19.

Dividends

We have not paid a dividend with respect to our common stock since our inception. We do not expect to pay a dividend on our common stock in the foreseeable future. There are no contractual restrictions on our ability to pay dividends to our stockholders. However, the Delaware General Corporation Law restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either: (i) out of the corporation’s surplus (as defined by Delaware law); or (ii) if there is no surplus, out of the corporation’s net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans.

Sales of Unregistered Equity Securities

All unregistered sales of equity securities by the Company that occurred during the year ended December 31, 2011, and through the date of this Annual Report previously have been described in reports filed with the Commission.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2011.

Item 6. Selected Financial Data.

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Summary

As previously stated, the Company essentially has been inactive since its formation. Until November 19, 2010 the Company was regulated as a BDC under the 1940 Act. However, the Company was not able to raise sufficient capital to execute upon its original business plan. The Company’s election to withdraw as a BDC under the 1940 Act resulted in a change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

Results of Operations — Years Ended December 31, 2011 and 2010

Revenues. We have not had any revenues from operations since our inception. However, in July 2011, we received a $600,000 payment from a third party in exchange for our waiver and related agreements with respect to the Business Opportunity and Information, as discussed in Item 1 above.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011, increased 425% to $442,277 compared to the year ended December 31, 2010. The increase in 2011 primarily was attributable to expenses incurred by the Company in connection with its evaluation and investigation of the Scintilla Transaction, as discussed in Item 1 above, and the expenses of professional advisors to the Company in connection with such matters. All of our expenses in 2010 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Interest Expense. Interest expense for the year ended December 31, 2011, was $5,893 compared to none in 2010. Interest expense during 2011 was attributable to the loans advanced to the Company by one of its directors during 2011.

Net Income. Our net income for the year ended December 31, 2011 was $45,507, as compared to net loss of ($84,226) for the year ended December 31, 2010. Net income in 2011 was attributable solely to the $600,000 payment received in exchange for our waiver and related agreements with respect to the Business Opportunity and Information, as previously described.

We anticipate that we will continue to incur significant net losses as we continue to pursue business opportunities. We will pursue these business opportunities to the extent that our management has identified opportunities that it believes are worth pursuing, and to the extent that we have sufficient funds to do so. At the present time, we have no source of revenues from operations, and we can provide no assurance that we will generate a source of revenues from operations, either as a result of a strategic transaction, or as a result of developing such a source from within.

Capital Resources and Liquidity

We have been without adequate funds since our inception. At December 31, 2011, we had current assets of $78,270 and current liabilities of $42,073, resulting in net working capital of only $36,197. Our assets consist solely of the limited cash we have on hand and certain prepaid expenses. Cash used in operating activities during 2011 was $447,987. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC will be able or willing to continue to advance funds for our operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of December 31, 2011, we had total liabilities of $42,073. These liabilities were composed of the stockholder advances described above, other accounts payable in favor of our majority stockholder, and accounting and legal fees.

Our limited assets likely are not sufficient to fund our operations through the remainder of 2012. In the short term we expect to use our limited cash on hand to pay our basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order for us to be able to pursue and consummate any potential business opportunity we identify, we will need to identify and obtain one or more outside sources of funding. We expect any business opportunity we determine to pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise any additional funds to help us complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

As described above, we are obligated to repay our majority stockholder for the amounts it has advanced to us (with interest) upon demand. We have also agreed to pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $25,000, although this relationship is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition.

Our significant accounting policies are disclosed in Note B to the Financial Statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item begins on page F-1 found at the end of this Annual Report and is incorporated into this part by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Annual Report. “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of December 31, 2011. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is also responsible for establishing internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. “Internal control over financial reporting” is a process designed under the supervision of our principal executive and financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. It includes those policies and procedures our management has determined to be necessary that:

(i)             pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2011, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, our management concluded that such internal controls and procedures were not effective as of December 31, 2011, and that material weaknesses in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, our management identified the following control deficiencies that constitute material weaknesses as of December 31, 2011:

(i)           Lack of an independent audit committee or audit committee financial expert, and lack of a majority of independent directors. Although we previously established an audit committee, none of the current members of our board of directors has been appointed to serve on this committee. We have not identified an audit committee financial expert on our board of directors, and at the present time we do not have a majority of independent directors. These factors are contrary to corporate governance best practices as defined by the various stock exchanges and may lead to less supervision over management.

(ii)           Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions, and we utilize independent consultants on a part time basis to supplement our accounting staff. The relatively small number of people who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews, which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Commission.

(iii)          Insufficient installation of information technology to assist in our accounting functions. Because of a lack of working capital and personnel, we have been unable to upgrade our information technology software and hardware to assist in providing effective controls.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, our cash flow, and our working capital permit.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report, fairly present our financial position, results of operations and cash flows as of the respective dates and for the respective years covered thereby in all material respects.

When and if funds are available to us, we expect that we will: (i) appoint additional independent directors to our board of directors and formally appoint an independent audit committee, which will oversee the establishment and monitoring of required internal controls and procedures; (ii) create positions to segregate duties consistent with control objectives and increase our personnel resources; and (iii) hire independent third parties to render expert advice relating to our internal controls and procedures. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and will take further action and implement additional enhancements or improvements, as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the exemption from such requirement for smaller reporting companies.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2011, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

In accordance with the provisions of General Instruction G(3), the information required by Items 10 through 14 of Part III of this Form 10-K is incorporated herein by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders (expected to be filed within 120 days of the close of the Company’s fiscal year pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report.

(i)             Financial Statements: See Table of Contents to Encompass Energy Services, Inc. Financial Statements as of December 31, 2011 set forth on page F-1 of this Annual Report.

(ii)           Exhibits: For a list of documents filed as exhibits to this Annual Report, see the Exhibit Index immediately preceding the exhibits filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	ENCOMPASS ENERGY SERVICES, INC.

/s/ Antranik Armoudian
Antranik Armoudian, President, Chief
Executive Officer, Chief Financial Officer
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 30, 2012	/s/ Kristian B. Kos
Kristian B. Kos, Director

Date: March 30, 2012	/s/ Antranik Armoudian
Antranik Armoudian, Director

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Encompass Energy Services, Inc.
(Formerly known as Ametrine Capital, Inc.)

We have audited the accompanying balance sheets of Encompass Energy Services, Inc. (the “Company”), as of December 31, 2011 and 2010 and the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encompass Energy Services, Inc. as of December 31, 2011 and 2010, and the results of its operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel
March 30, 2012

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
BALANCE SHEETS

	December 31	December 31
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$59,036	$4,443
Prepaid expenses	19,234	-

Total assets	$78,270	$4,443

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$11,749	22,253
Related party accounts payable	10,931	-
Related party notes payable	19,393	-

Total current liabilities	42,073	22,253

*Equity (deficit):
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at December 31, 2011 and 2010	20,569	20,569
Additional paid-in capital	226,654	218,154
Accumulated deficit	(211,026)	(256,533)

Total equity (deficit)	36,197	(17,810)

Total liabilities and equity (deficit)	$78,270	$4,443

*Reflects the effect of a reverse split-see note H

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010

REVENUES:
Revenues	$—	$—

Total revenues and other operating income	—	—

OPERATING COSTS AND EXPENSES:
General and administrative expenses	442,277	84,226
Impairment of fixed asset	106,323	—
Gain on sale of business opportunity	(600,000)	—

Total operating costs and expenses	(51,400)	84,226

Operating income (loss)	51,400	(84,226)

OTHER INCOME (EXPENSE):

Interest expense	(5,893)	—

Income (loss) before income taxes	45,507	(84,226)

Income tax expense	—	—

Net income (loss)	$45,507	$(84,226)

Income (loss) per common share:

Weighted average shares outstanding - basic	2,056,985	1,460,730
Weighted average shares outstanding - diluted	2,061,178	1,460,730

Income (loss) per share - basic	$0.022	$(0.058)
Income (loss) per share - diluted	$0.022	$(0.058)

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,507	$(84,226)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business opportunity	(600,000)	—
Impairment of fixed asset	106,323	—
Stock-based compensation	8,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,234)	—
Accounts payable	(10,504)	71,914
Related party accounts payable	10,931	—
Related party notes payable	10,490	—

Net cash used in operating activities	(447,987)	(12,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business opportunity	600,000	—
Purchase of property and equipment	(7,920)	—

Net cash provided by investing activities	592,080	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—
Payments on related party notes payable	(89,500)	—

Net cash provided by (used in) financing activities	(89,500)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,593	(12,312)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,443	16,755

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$59,036	$4,443

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable to related party	$103,000	$—
Issuance of stock	$—	$85,238
Waiver of liability by a common stockholder	$—	$19,895

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
STATEMENTS OF CHANGES IN EQUITY

	Share Capital
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance at January 1, 2010	1,255,747	12,557	121,033	(172,307)	(38,717)

Stock issuance	801,238	8,012	77,226	—	85,238
Waiver of liability by a common stockholder	—	—	19,895	—	19,895
Net loss	—	—	—	(84,226)	(84,226)

Balance at December 31, 2010	2,056,985	20,569	218,154	(256,533)	(17,810)

Stock-based compensations			8,500	—	8,500
Net income	—	—	—	45,507	45,507

Balance at December 31, 2011	2,056,985	$20,569	$226,654	$(211,026)	$36,197

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE A.          Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc. The Company filed its amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011.

Historically, the Company’s expenses have been financed by related parties. The related parties intend to continue and finance the current limited operation.

NOTE B.           Summary of Significant Accounting Policies

Basis of presentation.   The accompanying financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.

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

Income taxes.   Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future. Deferred tax liabilities and assets are classified as current or non-current based on the expected reversal dates of the specific temporary differences.

Fair value of financial instruments.    The Company discloses fair value measurements for financial and non-financial assets and liabilities measured at fair value. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
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

Financial items carried at fair value as of December 31, 2011 and 2010 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements.   In December 2011, the Financial Accounting Standard Board (“FASB”) issued an accounting standard update which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company believes that the adoption will not have a material impact on its financial statements.

In June 2011, the FASB amended its comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB indefinitely deferred certain provisions of this guidance.

In May 2011, the FASB amended its fair value measurements and disclosures guidance. The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company believes that the adoption will not have a material impact on its financial statements.

In December 2010, the FASB issued amendments to the disclosure of pro forma information for business combinations. These amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendments clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS

 NOTE C.          Earnings per Share

	Year ended December 31,
	2011	2010

1. Numerator

Net income (loss)	$45,507	$(84,226)

2. Denominator:

Denominator for basic net income (loss) per share – weighted average of shares
Dilutive effect of vested stock options	4,193	—

Denominator for diluted net income (loss) per share – weighted average of shares	2,061,178	1,460,730

Basic income (loss) per share attributed to stockholders	$0.022	$(0.058)
Diluted income (loss) per share attributed to stockholders	$0.022	$(0.058)

NOTE D.          Income Taxes

Deferred income taxes.  Deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company’s financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2011	2010

Operating loss carryforward	$53,000	$71,000

Deferred tax asset before valuation allowance	53,000	71,000
Valuation allowance	(53,000)	(71,000)
Net deferred tax asset	$—	$—

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

NOTE E.           Abandoned Acquisition Efforts

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

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS

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

To resolve the conflicts of interest associated with the possible exploitation of the Business Opportunity and Information by another entity controlled by Mr. Chernicky, the Company negotiated terms by which the Company waived any rights it had in the Business Opportunity and Information and agreed to cooperate and provide reasonable assistance with the transfer of the Business Opportunity and Information to a potential new purchaser (the “Waiver”). The Company delivered the Waiver on July 18, 2011 to New Dominion, LLC (“New Dominion”), an affiliate of Mr. Chernicky. In consideration for delivering the Waiver, the Company received $600,000 in cash from New Dominion. Largely as a result of waiving its rights to the Business Opportunity and Information and electing to potentially pursue other opportunities in the oil and gas industry, the Company changed its name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. as further described in Note A.

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

The Company has used the proceeds received as a result of the Waiver primarily for the repayment of loans and other amounts owed by the Company to Mr. Kos, a former executive officer of the Company and a current member of its board of directors, and certain affiliates of Mr. Kos, as well as the repayment of certain obligations to other parties.

Now that the Company has abandoned the potential acquisition of the Oil and Gas Assets, the Company hopes to identify and execute upon a new business opportunity.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE F.           Commitments and Contingencies

On January 17, 2011, the Company entered into an agreement whereby it was required to put $150,000 into escrow in favor of BMO Capital Markets to cover future expenditures relating to a proposed credit facility in anticipation of a future acquisition. On May 26, 2011, the Company placed these funds into escrow. As a result of the Company’s transfer of the Business Opportunity and Information, the Company received a full refund of the funds held in escrow in September 2011.

On July 18, 2011, the Company, in connection with the sale of the Business Opportunity and Information described in Note D, assigned its office lease to the Company’s president. As a result, the Company recognized an impairment of leasehold improvement assets and no longer has any office lease future commitments.

NOTE G.          Related Party Transactions

During the year ended December 31, 2011, the Company’s president advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable. These loans are demand loans and bear interest at 5% per annum. As of December 31, 2011, the Company had repaid $469,000 of these loans. The Company also owed other expenses to a related party of approximately $11,000.

As described in Note E, the Company received $600,000 from New Dominion in consideration for its delivery of the Waiver. Mr. Kos, a member of our Board of Directors and a former officer, previously served as a consultant for New Dominion and received compensation from New Dominion for his services. Further, two of the Company’s former directors, being Mr. Chernicky and Mr. Albert are affiliates of New Dominion. However, the Company negotiated the terms of the Wavier solely through Mr. Armoudian.

NOTE H.          Capital Stock Transactions

On April 15, 2011, the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of the Company’s outstanding common stock (the “reverse stock split”). Then on April 18, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of the Company’s Certificate of Incorporation, including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc. Subsequently, the Company filed another Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which changed the Company’s name to Encompass Energy Services, Inc. effective October 31, 2011.

Reverse stock split.   The reverse stock split was effective under Delaware law on April 15, 2011. Under Delaware law, upon the reverse stock split becoming effective, each share of the Company’s common stock that was issued and outstanding automatically became 0.47 shares without any change in the par value of such shares; 1,000 shares became 470 shares. The reverse stock split did not serve to decrease or otherwise effect the Company’s authorized capital. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share, if any, instead received a whole share.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS

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

Amended and restated certificate of incorporation.   The Amended and Restated Certificate of Incorporation and each of the amendments contained therein became effective under Delaware law on April 18, 2011. The Amended and Restated Certificate of Incorporation amended several provisions of the Company’s Certificate of Incorporation. Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

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

•             The addition of a provision with respect to the limitation of liability of the officers, directors, and other agents of the Company and with respect to the Company’s indemnification obligations, may only be amended by the affirmative vote of two-thirds of the votes entitled to be cast on any proposal to repeal or modify such provisions.

•              Other conforming and/or non-substantive amendments to the Certificate of Incorporation.

As described in Note A, the Company changed its name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. on October 31, 2011 and filed another amendment to its Certificate of Incorporation.

NOTE I.             Changes in Officers and Directors / Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s Board of Directors and also as the Company’s president, chief executive officer, chief financial officer, secretary, and treasurer. There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company has agreed to pay Mr. Armoudian an annual salary of $25,000. The Company also granted Mr. Armoudian a stock option to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share and exercisable for a ten year term, expiring June 30, 2021. Ten thousand shares vested upon the Company completing the transfer of the Business Opportunity and Information, and the remaining forty thousand shares will vest when, and if, the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

ENCOMPASS ENERGY SERVICES, INC.
(Formerly Known as Ametrine Capital, Inc.)
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, 50,000 stock options were granted (being the option to Mr. Armoudian described above) with a weighted-average grant date fair value of $0.85824. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50%, expected dividends of 0%, expected term of 5 years, and a risk-free interest rate of 1.75%.

During the year ended December 31, 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of December 31, 2011, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the next ten years.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Number of Options	Weighted- Average Exercise Price

Beginning Balance	—
Granted	50,000	$0.10
Exercised	—	0
Forfeited	—	0

Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at Dec. 31, 2011	Remaining Contractual Life	Exercise Price

$0.10	50,000	9.50	$0.10	10,000	9.50	$0.10

There are no family relationships between Mr. Armoudian and any current or former Company executive officer or director. Except for the salary to be paid to Mr. Armoudian and the option grant described above, there have been no previous transactions between Mr. Armoudian and the Company and/or any of its current or former affiliates in which Mr. Armoudian had a direct or indirect interest.

NOTE J.            Subsequent Events

On March 13, 2012, the Company repaid in full the related party notes and accounts receivable of approximately $30,000 to its former president.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/14/2010
10.1	Agreement dated March 5, 2009, between Standard Registrar & Transfer Company, Inc. and Encompass Energy Services, Inc.	N-2/A	333-153083	(k)	03/18/2009
10.2	Waiver dated July 18, 2011, by Encompass Energy Services, Inc. in favor of New Dominion, LLC	8-K	000-53499	99.1	07/22/2011
14.1	Code of Ethics for Encompass Energy Services, Inc.	N-2/A	333-153083	(r)	05/11/2009
21.1	Table of Subsidiaries (Not Applicable)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350					X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.