Form 10-Q
period 2012-03-31
Encompass Energy Services, Inc.
filed 2012-05-15
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3252949
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company: See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

As of May 4, 2012, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

 -i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,779	$59,036
Prepaid expenses	16,238	19,234

Total assets	$29,017	$78,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,619	$11,749
Related party accounts payable	—	10,931
Related party notes payable	—	19,393

Total current liabilities	18,619	42,073

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at December 31, 2011 and March 31, 2012	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(236,825)	(211,026)

Total stockholders’ equity	10,398	36,197

Total liabilities and stockholders’ equity	$29,017	$78,270

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES:
Revenues	$—	$—

Total revenues and other operating income	—	—

OPERATING COSTS AND EXPENSES:
General and administrative expenses	25,799	107,882

Total operating costs and expenses	25,799	107,882

Operating loss	(25,799)	(107,882)

Interest expense	—	(490)

Loss before income taxes	(25,799)	(108,372)

Income tax expense	—	—

Net loss	$(25,799)	$(108,372)

Loss per common share:

Weighted average shares outstanding - basic	2,056,985	2,056,985
Weighted average shares outstanding - diluted	2,056,985	2,056,985

Loss per share – basic	$(0.013)	$(0.053)
Loss per share – diluted	$(0.013)	$(0.053)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,799)	$(108,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	2,996	(3,569)
Accounts payable	6,870	27,558
Related party accounts payable	(10,931)	27,164
Related party notes payable	—	490

Net cash used in operating activities	(26,864)	(56,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business opportunity	—	(6,500)
Purchase of property and equipment	—	(6,508)

Net cash used in investing activities	—	(13,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	70,000
Payments on related party notes payable	(19,393)	—

Net cash provided by (used in) financing activities	(19,393)	70,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,257)	263

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	59,036	4,443

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$12,779	$4,706

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable to related party	$—	$103,000

The accompanying notes are an integral part of these financial statement.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Note A.   Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc. The Company filed and amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flow from operations since inception. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B.   Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at March 31, 2012 and December 31, 2011 and the results of operations and cash flows for the three-month periods ended March 31, 2012 and 2011 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Reference is made to the Company’s financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of March 31, 2012 and December 31, 2011 consisted entirely of cash and cash equivalents and are classified as Level 1.

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

Note C.   Loss per Share

	Three Months Ended March 31,
	2012	2011
1. Numerator:
Net loss	$(25,799)	$(108,372)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,985	2,056,985
Basic and diluted loss per share attributable to stockholders	$(0.013)	$(0.053)

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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

As of March 31, 2012 and December 31, 2011, the Company has provided valuation allowances of $62,000 and $53,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Because of former relationships between Mr. Kos (the other member of the Company’s board of directors) and New Dominion and its affiliates, the Company negotiated the terms of the Waiver solely by and through its president and sole disinterested director, Antranik (Nick) Armoudian. Mr. Armoudian was aware of the conflicts of interest and the related party nature of the transactions at the time that he negotiated and approved the Waiver; however, he believed that under the circumstances that the terms by which the Company delivered the Waiver were fair and in the Company’s and its stockholders’ best interests.

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

Note F.   Related Party Transactions

The Company’s former president advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable during 2011. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

Note G.   Capital Stock Transactions

On April 15, 2011, the Company caused an amendment to its Certificate of Incorporation to be filed with the Delaware Secretary of State to effect a 0.47-for-1 combination of the Company’s outstanding common stock (the “reverse stock split”). Then on April 18, 2011, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, which amended various provisions of the Company’s Certificate of Incorporation, including an amendment to change the company’s name from Ametrine Capital, Inc. to New Source Energy Group, Inc. Subsequently, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State, which changed the Company’s name to Encompass Energy Services, Inc. on December 2, 2011.

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

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Before the reverse stock split, 4,376,559 shares were outstanding. Following the reverse stock split, there are approximately 2,056,985 shares outstanding. The loss per share and weighted average shares outstanding presented in the statement of operations have been restated to reflect the reverse stock split. The share capital and additional paid-in capital have also been restated to reflect the reverse stock split. Accordingly, $23,197 was reclassified from share capital to additional paid-in capital in 2011.

Amended and restated certificate of incorporation. The Amended and Restated Certificate of Incorporation and each of the amendments contained therein became effective under Delaware law on April 18, 2011. The Amended and Restated Certificate of Incorporation amended several provisions of the Company’s Certificate of Incorporation. Among the amendments effected in the Amended and Restated Certificate of Incorporation were:

·	An increase to the Company’s authorized capital to 200,000,000 shares comprised of 180,000,000 shares of common stock and 20,000,000 shares of preferred stock.
·	The addition of provisions intended to more accurately define the limitations of liability as provided in Section 102(b)(7) of the General Corporation Law of Delaware, as well as to add provisions regarding indemnification and the advancement of expenses.
·	The addition of a provision with respect to the limitation of liability of the officers, directors, and other agents of the Company and with respect to the Company’s indemnification obligations, may only be amended by the affirmative vote of two-thirds of the votes entitled to be cast on any proposal to repeal or modify such provisions.
·	Other conforming and/or non-substantive amendments to the Certificate of Incorporation.

As described in Note A, the Company changed its name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. on December 2, 2011 and filed another amendment to its Certificate of Incorporation to effectuate this change.

Note H.   Changes in Officers and Directors/Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s board of directors and also as the Company’s president, chief executive officer, chief financial officer, secretary, and treasurer. There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company has agreed to pay Mr. Armoudian an annual salary of $25,000. The Company also granted Mr. Armoudian a stock option to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share and exercisable for a ten year term, expiring June 30, 2021. Ten thousand shares vested upon the Company completing the transfer of the Business Opportunity and Information, and the remaining 40,000 shares will vest when, and if, the Company completes the acquisition of a business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

During 2011, 50,000 stock options were granted (being the option to Mr. Armoudian described above) with a weighted-average grant date fair value of $0.85824. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50%, expected dividends of 0%, expected term of 5 years, and a risk-free interest rate of 1.75%.

During 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of March 31, 2012, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the next ten years.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at March 31, 2012	Remaining Contractual Life	Exercise Price

$0.10	50,000	9.25	$0.10	10,000	9.25	$0.10

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

Background

Encompass Energy Services, Inc. (referred to herein as the “Company,” “we” and correlative terms) has been essentially inactive since its formation. Until November 19, 2010, we were regulated as a business development company under the Investment Company Act of 1940. However, we were not able to raise sufficient capital to execute upon our original business plan and withdrew this election in July 2010.

On November 30, 2010, our largest stockholder sold its entire interest in the Company (approximately 92% of our issued and outstanding shares of common stock) in a private transaction (the “Change of Control Transaction”). Pursuant to the terms of the Change of Control Transaction, our directors and sole executive officer resigned, and new persons were appointed to serve as our directors and executive officers.

Plan of Operations

We are not currently engaged in any business operations. Ultimately, we hope to identify and act upon a business opportunity in the oil and gas or energy production-related industries in the United States, and we currently are considering exploring certain opportunities in the oilfield services industry. However, we have taken no definitive steps to investigate new business opportunities and have not engaged in even preliminary discussions with potential acquirees or third parties. There can be no assurance that we will identify an appropriate business opportunity or corporate transaction or, if one is identified, that we will be able to complete any such transaction.

Results of Operations — Quarters Ended March 31, 2012 and 2011

Revenues. We have not had any revenues from operations since our inception. As of March 31, 2012, we had an accumulated deficit of $(236,825).

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2012, decreased 76% to $25,799, compared to the quarter ended March 31, 2011. The decrease was primarily attributable to higher expenses in the first quarter of 2011 related to expenses we incurred in connection with our evaluation and investigation of a proposed business opportunity that we subsequently abandoned. All of our expenses in the first quarter of 2012 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $(25,799) for the quarter ended March 31, 2012, as compared to the $(108,372) net loss recognized for the comparable period in 2011. All operating costs and expenses in both the 2012 and 2011 periods were attributable to general and administrative costs.

We anticipate continued net losses as we continue to evaluate business opportunities. We will pursue these business opportunities to the extent that our management identifies opportunities that it believes are worth pursuing, and to the extent that we have sufficient funds to do so. At the present time, we have no source of revenues from operations, and we can provide no assurance that we will generate a source of revenues from operations, either as a result of a strategic transaction or as a result of developing such a source from within.

Capital Resources and Liquidity

We have been without adequate funds since our inception. At March 31, 2012, we had current assets of $29,017 and current liabilities of $18,619, resulting in net working capital of only $10,398. Assets consist solely of our limited cash on hand and certain prepaid expenses. Cash used in operating activities during the first quarter of 2012 was $26,864. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, although there are currently no outstanding loans due. We cannot offer any assurance that Deylau, LLC, or any other related party will be able or willing to continue to advance funds for operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of March 31, 2012, we had total liabilities of $18,619. These liabilities were composed primarily of accounting and legal fees payable.

Our limited assets likely are not sufficient to fund operations through the remainder of 2012. In the short term, we expect to use the limited cash on hand to pay basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order to be able to pursue and consummate any potential business opportunity, we will need to identify and obtain one or more outside sources of funding. Any business opportunity we pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise sufficient funds necessary to complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

We have agreed to pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $25,000, although this relationship is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on results of operations and/or financial condition.

Our significant accounting policies are disclosed in Note B to the Financial Statements included in Part I, Item 1 of this Form 10-Q.

Recently Issued Accounting Pronouncements

Information relating to this subject is disclosed in Note B to the Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report. “Disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of March 31, 2012. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

However, notwithstanding this conclusion, our management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Due to our limited personnel we are not able to, and do not intend to, immediately take any action to remediate the material weaknesses our management has identified. However, if we are able to secure funding and execute upon a business opportunity, we expect to take steps to attempt to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

During the first quarter of 2012, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1.    Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.   Risk Factors

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2012.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter of 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

 For a list of documents filed or furnished as exhibits to this Quarterly Report, see the Exhibit Index immediately preceding the exhibits filed with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS ENERGY SERVICES, INC.
/s/ Antranik Armoudian
May 15, 2012	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X
101	Interactive Data Files as required by Rule 405 of Regulation S-T						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.