Form 10-Q
period 2012-06-30
Encompass Energy Services, Inc.
filed 2012-08-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company: See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

As of August 6, 2012, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I– FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,670	$59,036
Prepaid expenses	13,713	19,234

Total assets	$19,383	$78,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,568	$11,749
Related party accounts payable	—	10,931
Related party notes payable	35,179	19,393

Total current liabilities	51,747	42,073

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at December 31, 2011 and June 30, 2012	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(279,587)	(211,026)

Total stockholders’ equity (deficit)	(32,364)	36,197

Total liabilities and stockholders’ equity	$19,383	$78,270

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

OPERATING COSTS AND EXPENSES:
General and administrative expenses	68,382	357,955	42,583	250,073

Total operating costs and expenses	68,382	357,955	42,583	250,073

Operating loss	(68,382)	(357,955)	(42,583)	(250,073)

OTHER INCOME (EXPENSE):
Interest expense	(179)	(4,426)	(179)	(3,936)

Loss before income taxes	(68,561)	(362,381)	(42,762)	(254,009)

Income tax expense	—	—	—	—

Net loss	$(68,561)	$(362,381)	$(42,762)	$(254,009)

Loss per common share:

Weighted average shares outstanding – basic and diluted	2,056,985	2,056,985	2,056,985	2,056,985

Basic and diluted loss per share	$(0.033)	$(0.176)	$(0.021)	$(0.123)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,561)	$(362,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	4,597
Changes in operating assets and liabilities:
Prepaid expenses	5,521	(7,126)
Accounts payable	4,819	136,597
Related party accounts payable	(10,931)	17,624
Related party notes payable	179	4,426

Net cash used in operating activities	(68,973)	(206,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit of restricted funds	—	(150,000)
Payment for long term deposit	—	(6,500)
Purchase of property and equipment	—	(7,680)

Net cash used in investing activities	—	(164,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	35,000	366,000
Payments on related party notes payable	(19,393)	—

Net cash provided by financing activities	15,607	366,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,366)	4,443

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	59,036	4,443

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$5,670	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable to related party	$—	$103,000

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Note A. Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc. The Company filed an amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011. Currently the Company is not engaged in any business operation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and cash flow from operations since inception, currently, the Company depends on financing provided by its stockholders. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B. Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at June 30, 2012 and December 31, 2011 and the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Reference is made to the Company’s financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of June 30, 2012 and December 31, 2011 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Balance Sheet (Topic 210), and Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

Note C. Loss per Share

	Six months ended June 30,
	2012	2011
1. Numerator:
Net loss	$(68,561)	$(362,381)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,985	2,056,985
Basic and diluted loss per share attributable to stockholders	$(0.033)	$(0.176)

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

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of June 30, 2012 and December 31, 2011, the Company has provided valuation allowances of $79,000 and $53,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has used the proceeds received as a result of the Waiver primarily for the repayment of loans and other amounts owed by the Company to Mr. Kos, a former executive officer of the Company and a current member of its board of directors, and certain affiliates of Mr. Kos, as well as the repayment of certain obligations to other parties.

Now that the Company has abandoned the potential acquisition of the Oil and Gas Assets, the Company hopes to identify and execute upon a new business opportunity in that field.

Note F. Related Party Transactions

Deylau, LLC, an entity owned and controlled by the Company’s former president, advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable during 2011. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

During May 2012, Deylau, LLC advanced $35,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made as of June 30, 2012.

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

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

During 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of June 30, 2012, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the ten years of the grant date.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2012:

	Six months ended June 30, 2012
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the Company’s options outstanding and exercisable as of June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at June 30, 2012	Remaining Contractual Life	Exercise Price

$0.10	50,000	9.00	$0.10	10,000	9.00	$0.10

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

Results of Operations — Three and Six Months Ended June, 2012 and 2011

Revenues. We have not had any revenues from operations since our inception. As of June 30, 2012, we had an accumulated deficit of ($279,587).

General and Administrative Expenses. General and administrative expenses for the quarter and six months ended June 30, 2012, decreased 83% and 81%, respectively, to $42,583 and $68,382, compared to the quarter ended June 30, 2011. The decrease was primarily attributable to higher expenses in the second quarter of 2011 related to expenses we incurred in connection with our evaluation and investigation of a proposed business opportunity that we subsequently abandoned. All of our expenses in the six months ended 2012 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of ($42,762) and ($68,561) for the quarter and six months ended June 30, 2012, respectively, as compared to the ($254,009) and ($362,381) net loss recognized for the comparable periods in 2011. All operating costs and expenses in both the 2012 and 2011 periods were attributable to general and administrative costs.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At June 30, 2012, we had current assets of $19,383 and current liabilities of $51,747, resulting in a working capital deficit of ($32,364). Assets consist solely of our limited cash on hand and certain prepaid expenses. Cash used in operating activities during the first half of 2012 was $69,331. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC. We cannot offer any assurance that Deylau, LLC, or any other related party will be able or willing to continue to advance funds for operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of June 30, 2012, we had total liabilities of $51,747. These liabilities were composed primarily of related party notes payable to fund operations.

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

Item 3. Quantitative and Qualitative Disclosoures About Market Risk

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of June 30, 2012. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2012.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

For a list of documents filed or furnished as exhibits to this Quarterly Report, see the Exhibit Index immediately preceding the exhibits to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
August 14, 2012	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.