Form 10-Q
period 2012-09-30
Encompass Energy Services, Inc.
filed 2012-11-13
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [X] No [_]

As of November 2, 2012, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,091	$59,036
Prepaid expenses	5,757	19,234

Total current assets	8,848	78,270

Property and equipment, net	1,557	—
Total assets	$10,405	$78,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,049	$11,749
Related party accounts payable	—	10,931
Related party notes payable	89,435	19,393

Total current liabilities	94,484	42,073

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at December 31, 2011 and September 30, 2012	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(331,302)	(211,026)

Total stockholders’ equity (deficit)	(84,079)	36,197

Total liabilities and stockholders’ equity	$10,405	$78,270

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

OPERATING COSTS AND EXPENSES:
General and administrative expenses	119,341	425,166	50,959	67,211
Impairment of fixed asset	—	106,323	—	106,323
Gain on sale of business opportunity	—	(600,000)	—	(600,000)

Total operating costs and expenses	119,341	(68,511)	50,959	(426,466)

Operating income (loss)	(119,341)	68,511	(50,959)	426,466

OTHER INCOME (EXPENSE):
Interest expense	(935)	(5,722)	(756)	(1,296)

Income (loss) before income taxes	(120,276)	62,789	(51,715)	425,170

Income tax expense	—	—	—	—

Net income (loss)	$(120,276)	$62,789	$(51,715)	$425,170

Income (loss) per common share:

Weighted average shares outstanding
Basic	2,056,985	2,056,985	2,056,985	2,056,985
Diluted	2,056,985	2,059,519	2,056,985	2,064,594

Basic income (loss) per share	$(0.058)	$0.031	$(0.025)	$0.207
Diluted income (loss) per share	$(0.058)	$0.030	$(0.025)	$0.206

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,276)	$62,789
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business opportunity	—	(600,000)
Impairment of fixed asset	—	106,323
Stock based compensation	—	8,500
Depreciation	68	—
Changes in operating assets and liabilities:
Prepaid expenses	13,477	—
Accounts payable	(6,700)	2,917
Related party accounts payable	(10,931)	10,931
Related party notes payable	935	10,319

Net cash used in operating activities	(123,427)	(398,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business opportunity	—	600,000
Payment for long term deposit	—	(6,500)
Purchase of property and equipment	(1,625)	(7,920)

Net cash provided by (used in) investing activities	(1,625)	585,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	88,500	—
Payments on related party notes payable	(19,393)	(89,500)

Net cash provided by (used in) financing activities	69,107	(89,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,945)	97,859

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	59,036	4,443

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,091	$102,302

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable to related party	$—	$103,000

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note A.	Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc. The Company filed an amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011. Currently, the Company is not engaged in any business operation.

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

Basis of presentation. The accompanying unaudited financial statements present the financial position at September 30, 2012 and December 31, 2011 and the results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Reference is made to the Company’s financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of September 30, 2012 and December 31, 2011 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements. In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply this amendment for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. ASU No. 2011-11 relates specifically to disclosures, it will not have an impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This update did not have an impact on the Company’s financial statements.

Note C.	Income (loss) per Share
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
1. Numerator:
Net income (loss)	$(120,276)	$62,789	$(51,715)	$425,170
2. Denominator:
Denominator for basic net income (loss) per share – weighted average shares outstanding	2,056,985	2,056,985	2,056,985	2,056,985
Dilutive effect of vested stock options	—	2,534	—	7,609
Denominator for diluted net income (loss) per share – weighted average shares outstanding	2,056,985	2,059,519	2,056,985	2,064,594
Basic income (loss) per share attributable to stockholders	$(0.058)	$0.031	$(0.025)	$0.207
Diluted income (loss) per share attributable to stockholders	$(0.058)	$0.030	$(0.025)	$0.206

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note D.	Income Taxes

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

As of September 30, 2012 and December 31, 2011, the Company has provided valuation allowances of $173,000 and $53,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During 2011, Deylau, LLC, an entity owned and controlled by the Company’s former president, advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable during 2011. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

During 2012, Deylau, LLC advanced another $88,500 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 loan advances as of September 30, 2012.

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

ENCOMPASS ENERGY SERVICES, INC.

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

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of September 30, 2012, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the ten years of the grant date.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2012:

	Nine months ended September 30, 2012
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the Company’s options outstanding and exercisable as of September 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-Average		Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at September 30, 2012	Remaining Contractual Life	Exercise Price
$0.10	50,000	8.75	$0.10	10,000	8.75	$0.10

There are no family relationships between Mr. Armoudian and any current or former Company executive officer or director. Except for the salary to be paid to Mr. Armoudian and the option grant described above, there have been no previous transactions between Mr. Armoudian and the Company and/or any of its current or former affiliates in which Mr. Armoudian had a direct or indirect interest.

Note I.	Subsequent Events

Effective October 1, 2012, the Company’s board of directors approved a salary increase for Mr. Armoudian from $25,000 to $150,000 annually.

The Company has evaluated subsequent events through the date the financial statements were issued and determined that no events, others than those disclosed within the footnotes hereto, have occurred subsequent to September 30, 2012 that warrant additional disclosure or accounting considerations.

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

Results of Operations — Three and Nine Months Ended September 30, 2012 and 2011

Revenues. We have not had any revenues from operations since our inception. As of September 30, 2012, we had an accumulated deficit of $331,302.

General and Administrative Expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012, decreased 24% and 72%, respectively, to $50,959 and $119,341, compared to the quarter ended September 30, 2011. The decrease was primarily attributable to higher expenses in 2011 related to expenses we incurred in connection with our evaluation and investigation of a proposed business opportunity that we subsequently abandoned. All of our expenses in the nine months ended 2012 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $(51,715) and $(120,276) for the quarter and nine months ended September 30, 2012, respectively, as compared to the $425,170 and $62,789 net income recognized for the comparable periods in 2011. The 2011 periods included a gain from the sale of a business opportunity. There were no revenues recorded in the 2012 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At September 30, 2012, we had current assets of $8,848 and current liabilities of $94,484, resulting in a working capital deficit of $(85,636). Assets consist solely of our limited cash on hand, certain prepaid expenses and furniture. Cash used in operating activities during the nine months ended 2012 was $123,427. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC. We cannot offer any assurance that Deylau, LLC, or any other related party will be able or willing to continue to advance funds for operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of September 30, 2012, we had total liabilities of $94,484. These liabilities were composed primarily of related party notes payable to fund operations.

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

Contractual Obligations

We have agreed to pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $150,000, effective October 1, 2012, although this relationship is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of September 30, 2012. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2012, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended September 30, 2012.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter of 2012.

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

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
November 13, 2012	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.