Form 10-K
period 2012-12-31
Encompass Energy Services, Inc.
filed 2013-03-29
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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
Yes [X] No [_]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2012, was approximately $987,000.

As of March 12, 2013, there were 2,056,985 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders (expected to be filed within 120 days of the close of the Registrant’s fiscal year) are incorporated by reference into Part III of this Form 10-K.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-K

-i-

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

Item 1. Business.

When used in this Form 10-K, the terms “we,” “our,” “us,” “the Company” and similar terms refer to Encompass Energy Services, Inc.

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

Subsequent to these actions, we were informed by the financial advisor we had engaged to assist with this prospective transaction that the lender and investment banking firm that we hoped would provide a line of credit to us and assist us in raising a significant amount of equity financing was now unwilling or unable to proceed with structuring those transactions on our behalf. We were dependent on access to this line of credit and equity financing to complete the Scintilla Transaction and implement our intended business plan, and without access to a significant amount of debt and equity financing our board of directors concluded that we were unable to complete the Scintilla Transaction and directed us to abandon our efforts in this respect on June 30, 2011. Although general terms were being negotiated with Scintilla, we never entered into any definitive agreement relating to the Scintilla Transaction.

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

In connection with our investigation and analysis of the potential Scintilla Transaction, we expended a significant amount of financial resources. We retained certain professional advisors to conduct various activities on our behalf, including an audit of the financial results attributable to the identified assets of Scintilla and due diligence with respect to these identified assets, to negotiate various terms of the potential transaction and begin preparing various regulatory filings that would have been required had the transaction been completed, and to better position us to raise capital. As a result, we concluded that we had developed a significant amount of knowledge, information and work product (collectively the “Business Opportunity and Information”) that could have value to another buyer of the identified assets of Scintilla, and our board of directors directed Mr. Armoudian, as the only independent member of our board, to negotiate for and on behalf of the Company with respect to the transfer of the Business Opportunity and Information and to seek an alternative business opportunity which may, or may not, be within the oil and gas industry.

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

Current Company Status

We are not currently engaged in any business operations. We continue to search for and evaluate opportunities in the oilfield services industry and other industries. If we determine to pursue a particular acquisition in the future, we intend to conduct a customary due diligence investigation. No acquisition will take place unless and until there is a definitive agreement between us and the prospective seller(s), due diligence has been completed, and adequate debt and equity financing has been raised. As of the date of filing this Annual Report, we have not entered into any agreements or understandings (written or oral) for any acquisition of assets or any debt or equity financing necessary for the completion of any such acquisition and the operation of such assets following such acquisition.

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

There are many reasons we may not be able to execute upon any business opportunity we identify in the future. These reasons include:

(i)	We may not be able to negotiate an acquisition agreement on terms that our board of directors finds to be acceptable from a financial and business perspective.
(ii)	Our due diligence investigation may not be satisfactory and may reflect significant concerns that cannot be adequately addressed.
(iii)	We may not be able to find adequate debt and/or equity financing sufficient to consummate the acquisition, and any debt or equity financing we are able to obtain may not be available on terms that we find to be acceptable, or the terms may result in greater interest payment and other obligations that may adversely impact our operations.
(iv)	We may not be able to raise the equity capital necessary to provide funds for the continuing operations of our business, and any equity financing we are able to obtain may not be on terms that we find to be acceptable, or the terms may result in much greater dilution than expected.
(v)	The Commission may choose to review our filings, thereby delaying or halting our ability to complete any corporate restructuring we may conclude is a necessary condition precedent to completing an acquisition as contemplated, or at all.
(vi)	Other unforeseen events may occur that make a contemplated transaction less attractive or more difficult to negotiate, and these events may be specific to us, or may be regional, national or international events that affect the equity markets, the debt markets, or other markets.

Identifying and executing upon any business opportunity, whether in the oilfield service industry or another sector, likely will require a significant amount of capital. We cannot offer any assurance that we will be able to identify or to execute upon another business opportunity. Instead, we may explore terminating our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), or we (and/or our principal stockholders) may seek to dispose of their interests in the Company or otherwise transfer control of the Company to another person.

To the extent that we are able to execute upon a business opportunity (whether in the oilfield service industry or another industry), we will compete with others in that industry and likely be subject to a significant amount of government regulation. We currently have no patents, patent applications, or other material interest in intellectual property. During the last ten years we have not produced any products or offered any services, and therefore we are not currently dependent on any material customer relationships. We do not currently conduct any research and development.

We do not currently own any real property or engage in any business operations, and therefore environmental compliance is not material to us. However should we execute upon a business opportunity in the oilfield service industry, our operations may be subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, most jurisdictions have environmental, health and safety statutes and regulations that could impact an oilfield services business in a number of ways. Failure to comply with any such rules and regulations can result in substantial penalties. Any increased regulatory burden will increase our cost of doing business and affect our profitability.

Employees

We currently have one employee, Antranik Armoudian, our president, chief executive officer, chief financial officer, treasurer and secretary, who does not devote his full business time to our activities. If we are able to execute upon a business opportunity in the oilfield service industry (or any other industry), we expect that additional employees and/or consultants will be retained as necessary.

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

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the year ended December 31, 2012, and through the date of this Annual Report, the Company owned no real property and no material personal property. We previously leased office space from our controlling stockholder, Deylau, LLC (which is controlled by one of our directors, Mr. Kos) located at 914 North Broadway Avenue, Suite 220, Oklahoma City, Oklahoma 73101, as our principal executive offices, but we assigned our leasehold rights to these premises to Mr. Kos concurrently with our waiver of the Business Opportunity and Information discussed in Item 1. Our present business operations are not sufficient to require a permanent physical office. Rather, our executive officer and directors perform their duties on our behalf using other office space available to them, at no charge to us. We believe this arrangement is suitable for our current needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been approved for quotation on the OTC Bulletin Board under the symbol EESI, but despite this fact no active trading market has developed for our common stock. We are aware of only a limited number of reported trades involving our common stock since it was approved for quotation on the OTC Bulletin Board on December 28, 2009, and we have been unable to locate a source of reliable bid price, ask price and quotation data at a reasonable cost.

Holders

The number of record holders of our common stock, par value $0.01 per share, as of March 12, 2013, was 13.

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

Sales of Unregistered Equity Securities

All unregistered sales of equity securities by the Company that occurred during the year ended December 31, 2012, and through the date of this Annual Report previously have been described in reports filed with the Commission.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2012.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations — Years Ended December 31, 2012 and 2011

Revenues. We not had any revenues from operations since our inception. However, in July 2011, we received a $600,000 payment from a third party in exchange for our waiver and related agreements with respect to the Business Opportunity and Information, as discussed in Item 1 above.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2012, decreased 38% to $275,077 compared to the year ended December 31, 2011. The decrease in 2012 primarily was attributable to higher expenses in 2011 related to expenses we incurred in connection with our evaluation and investigation of a proposed business opportunity that we subsequently abandoned. In 2012, acquisition related expenses were incurred that were substantially less than those incurred in 2011.

We incurred expenses of $106,323 in 2011 in the form of an impairment of a fixed asset expense.

Interest Expense. Interest expense for the year ended December 31, 2012, was $2,537 compared to $5,893 in 2011. Interest expense during 2012 was attributable to related party loans from its primary stockholder to fund operations.

Net Income. Our net loss for the year ended December 31, 2012 was $277,614, as compared to a net income of $45,507 for the year ended December 31, 2011. Net loss in 2012 was attributable to general and administrative costs incurred. Our net income was greater in 2011 as compared to 2012 solely due to the $600,000 payment received in exchange for our waiver and related agreements with respect to the Business Opportunity and Information, as previously described in Item 1 above.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At December 31, 2012, we had current assets of $4,397 and current liabilities of $247,236, resulting in net working capital deficit of $242,839. Our assets consist solely of cash and cash equivalents. Cash used in operating activities during 2012 was $230,121. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC will be able or willing to continue to advance funds for our operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of December 31, 2012, we had total liabilities of $247,236. These liabilities were composed of the stockholder advances described above, other accounts payable in favor of our majority stockholder, and accounting and legal fees.

Our limited assets likely are not sufficient to fund our operations through the remainder of 2013. In the short term we expect to use our limited cash on hand to pay our basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order for us to be able to pursue and consummate any potential business opportunity we identify, we will need to identify and obtain one or more outside sources of funding. We expect any business opportunity we determine to pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise any additional funds to help us complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

As described above, we are obligated to repay our majority stockholder for the amounts it has advanced to us (with interest) upon demand. We initially agreed to pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $25,000. As a result of Mr. Armoudian devoting more significant time and effort to our business than was previously required, our board of directors, through its disinterested member, Kristian Kos, approved an increase in Mr. Armoudian’s annual salary to $150,000, effective as of October 1, 2012. Mr. Armoudian’s relationship with us is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2012, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, our management concluded that such internal controls and procedures were not effective as of December 31, 2012, and that material weaknesses in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, our management identified the following control deficiencies that constitute material weaknesses as of December 31, 2012:

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2012, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

In accordance with the provisions of General Instruction G(3), the information required by Items 10 through 14 of Part III of this Form 10-K is incorporated herein by reference to the Company’s definitive proxy statement for its 2013 annual meeting of stockholders (expected to be filed within 120 days of the close of the Company’s fiscal year pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report.

(i)	Financial Statements: See Table of Contents to Encompass Energy Services, Inc. Financial Statements as of December 31, 2012 set forth on page F-1 of this Annual Report.
(ii)	Exhibits: For a list of documents filed as exhibits to this Annual Report, see the Exhibit Index immediately preceding the exhibits filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013	ENCOMPASS ENERGY SERVICES, INC.

By: /s/ Antranik Armoudian
Antranik Armoudian
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2013
/s/ Kristian B. Kos
Kristian B. Kos, Director

Date: March 29, 2013
/s/ Antranik Armoudian
Antranik Armoudian, Director

ENCOMPASS ENERGY SERVICES, INC.

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Encompass Energy Services, Inc.

We have audited the accompanying balance sheets of Encompass Energy Services, Inc. (the “Company”), as of December 31, 2012 and 2011 and the related statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encompass Energy Services, Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A. to the financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel
March 28, 2013

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	December 31	December 31
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$4,397	$59,036
Prepaid expenses	—	19,234

Total current assets	4,397	78,270

Property and equipment	1,422	—

Total assets	$5,819	$78,270

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$48,199	$11,749
Related party accounts payable	—	10,931
Related party notes payable	199,037	19,393

Total current liabilities	247,236	42,073

Commitments and contingencies (Note F)

Equity (deficit):
Authorized shares: 180,000,000 shares of common stocks and 20,000,000 shares of preferred stocks; 2,056,985 shares of common stock were issued and outstanding at December 31, 2012 and 2011	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(488,640)	(211,026)

Total equity (deficit)	(241,417)	36,197

Total liabilities and equity (deficit)	$5,819	$78,270

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011

REVENUES:
Revenues	$—	$—

OPERATING COSTS AND EXPENSES:
General and administrative expenses	275,077	442,277
Impairment of fixed asset	—	106,323
Gain on sale of business opportunity	—	(600,000)

Total operating costs and expenses	275,077	(51,400)

Operating income (loss)	(275,077)	51,400

Financial expenses	(2,537)	(5,893)

Income (loss) before income taxes	(277,614)	45,507

Income tax expense	—	—

Net income (loss)	$(277,614)	$45,507

Income (loss) per common share:

Weighted average shares outstanding - basic	2,056,985	2,056,985
Weighted average shares outstanding - diluted	2,056,985	2,061,178

Income (loss) per share - basic	$(0.13)	$0.02
Income (loss) per share - diluted	$(0.13)	$0.02

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011

Net income (loss)	$(277,614)	$45,507

Other comprehensive income, net of tax:	—	—

Total comprehensive income	$(277,614)	$45,507

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Share Capital
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance at December 31, 2010	2,056,985	$20,569	$218,154	$(256,533)	$(17,810)

Stock-based compensation			8,500	—	8,500
Net income	—	—	—	45,507	45,507

Balance at December 31, 2011	2,056,985	$20,569	$226,654	$(211,026)	$36,197

Net loss	—	—	—	(277,614)	(277,614)

Balance at December 31, 2012	2,056,985	$20,569	$226,654	$(488,640)	$(241,417)

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(277,614)	$45,507
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of business opportunity	—	(600,000)
Impairment of fixed asset	—	106,323
Depreciation expense	203
Stock-based compensation	—	8,500
Changes in operating assets and liabilities:
Prepaid expenses	19,234	(19,234)
Accounts payable	36,450	(10,504)
Related party accounts payable	(10,931)	10,931
Interest expenses on the related party notes payable	2,537	10,490

Net cash used in operating activities	(230,121)	(447,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business opportunity	—	600,000
Purchase of property and equipment	(1,625)	(7,920)

Net cash provided by (used in) investing activities	(1,625)	592,080

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party notes payable, net	177,107	(89,500)

Net cash provided by (used in) financing activities	177,107	(89,500)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,639)	54,593

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	59,036	4,443

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,397	$59,036

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired in exchange for a note payable to related party	$—	$103,000

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flows from operations since inception. Currently, the Company depends on financing provided by its stockholders. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

 ENCOMPASS ENERGY SERVICES, INC.
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

Financial items carried at fair value as of December 31, 2012 and 2011 consisted entirely of cash and cash equivalents and are classified as Level 1.

Comprehensive Income. The Company accounts for comprehensive income in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.

Recent accounting pronouncements. In December 2011, the FASB issued Accounting Standard Update No. 2011-11, “Balance Sheet (210): Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued Accounting Standard Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company believes that the adoption of both the standard and the update will not have an impact on the Company’s financial statements.

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE C.          Earnings per Share

	Year ended December 31,
	2012	2011

1. Numerator

Net income (loss)	$(277,614)	$45,507

2. Denominator:

Denominator for basic net income (loss) per share – weighted average of shares	2,056,985	2,056,985
Dilutive effect of vested stock options	—	4,193

Denominator for diluted net income (loss) per share – weighted average of shares	2,056,985	2,061,178

Basic income (loss) per share attributed to stockholders	$(0.13)	$0.02
Diluted income (loss) per share attributed to stockholders	$(0.13)	$0.02

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

	Year ended December 31,
	2012	2011

Operating loss carry forward	$161,000	$53,000

Deferred tax asset before valuation allowance	161,000	53,000
Valuation allowance	(161,000)	(53,000)
Net deferred tax asset	$—	$—

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future.

Theoretical tax. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry-forward due to the uncertainty of the realization of such tax benefits.

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Uncertain tax position The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2012 and 2011. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

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

On July 18, 2011, the Company, in connection with the sale of the Business Opportunity and Information described in Note E, assigned its office lease to the Company’s president. As a result, the Company recognized an impairment of leasehold improvement assets and no longer has any office lease future commitments.

NOTE G.          Related Party Transactions

During the year ended December 31, 2011, the Company’s president advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

During 2012, Deylau, LLC, our controlling stockholder, advanced another $196,500 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 loan advances as of December 31, 2012.

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

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I.             Changes in Officers and Directors / Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s board of directors and also as the Company’s president, chief executive officer, chief financial officer, secretary, and treasurer. There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company agreed to pay Mr. Armoudian an annual salary of $25,000, which the Company’s board of directors subsequently increased to $150,000 effective October 1, 2012. Also on June 30, 2011, the Company granted Mr. Armoudian a stock option to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share and exercisable for a ten-year term, expiring June 30, 2021. Ten thousand shares vested upon the Company completing the transfer of the Business Opportunity and Information, and the remaining 40,000 shares will vest when, and if, the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

During the year ended December 31, 2011, 50,000 stock options were granted (being the option to Mr. Armoudian described above) with a weighted-average grant date fair value for each option of approximately $0.86. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50%, expected dividends of 0%, expected term of 5 years, and a risk-free interest rate of 1.75%.

During the year ended December 31, 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of December 31, 2011, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the next ten years. During the year ended December 31, 2012, the Company issued no stock options and recognized no stock based compensation.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Number of Options	Weighted- Average Exercise Price

Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

 ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at Dec. 31, 2012	Remaining Contractual Life	Exercise Price

$ 0.10	50,000	8.50	$ 0.10	10,000	8.50	$ 0.10

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