Form 10-Q
period 2013-03-31
Encompass Energy Services, Inc.
filed 2013-05-15
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes [X] No [_]

As of May 10, 2013, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,056	$4,397

Total current assets	3,056	4,397

Property and equipment, net	1,286	1,422
Total assets	$4,342	$5,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,976	$48,199
Related party notes payable	307,054	199,037

Total current liabilities	315,030	247,236

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at December 31, 2012 and March 31, 2013	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(557,911)	(488,640)

Total stockholders’ equity (deficit)	(310,688)	(241,417)

Total liabilities and stockholders’ equity (deficit)	$4,342	$5,819

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2013	2012

OPERATING COSTS AND EXPENSES:
General and administrative expenses	66,254	25,799

Total operating costs and expenses	66,254	25,799

Operating loss	(66,254)	(25,799)

Interest expense	(3,017)	—

Loss before income taxes	(69,271)	(25,799)

Income tax expense	—	—

Net loss	$(69,271)	$(25,799)

Loss per common share:

Weighted average shares outstanding
Basic	2,056,985	2,056,985
Diluted	2,056,985	2,056,985

Loss per share – basic	$(0.034)	$(0.013)
Loss per share – diluted	$(0.034)	$(0.013)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2013	2012
Net income (loss)	$(69,271)	$(25,799)
Other comprehensive income, net of tax:	—	—

Total comprehensive income	$(69,271)	$(25,799)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,271)	$(25,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	136	—
Changes in operating assets and liabilities:
Prepaid expenses	—	2,996
Accounts payable	(40,223)	6,870
Related party accounts payable	—	(10,931)
Related party notes payable	3,017	—

Net cash used in operating activities	(106,341)	(26,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	105,000	—
Payments on related party notes payable	—	(19,393)

Net cash provided by (used in) financing activities	105,000	(19,393)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,341)	(46,257)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,397	59,036

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,056	$12,779

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note A. Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008 under the name Ametrine Capital, Inc. The Company filed an amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) at the time approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011. Currently, the Company is not engaged in any business operation.

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

Note B. Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at March 31, 2013 and December 31, 2012 and the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Reference is made to the Company’s financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of March 31, 2013 and December 31, 2012 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on the Company’s financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note C. Loss per Share

	Three months ended March 31,
	2013	2012
1. Numerator:
Net income (loss)	$(69,271)	$(25,799)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,985	2,056,985
Basic and diluted loss per share attributable to stockholders	$(0.034)	$(0.013)

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

As of March 31, 2013 and December 31, 2012, the Company has provided valuation allowances of approximately $188,000 and $161,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During 2012, Deylau, LLC advanced another $196,500 to the Company in exchange for a note payable. Deylau, LLC advanced an additional $50,000 to the Company on this note during the first three months of 2013. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 and 2013 loan advances as of March 31, 2013.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

During the three months ended March 31, 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $55,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of March 31, 2013.

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

 ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

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

During 2011, 50,000 stock options were granted (being the option to Mr. Armoudian described above) with a weighted-average grant date fair value of $0.85824. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50%, expected dividends of 0%, expected term of five years, and a risk-free interest rate of 1.75%.

During 2011, the Company recognized expense of $8,500 related to the vesting of 10,000 stock options as described above. As of March 31, 2013, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the ten years of the grant date.

 ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

	Three months ended March 31, 2013
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at March 31, 2013	Remaining Contractual Life	Exercise Price
$0.10	50,000	8.25	$0.10	10,000	8.25	$0.10

There are no family relationships between Mr. Armoudian and any current or former Company executive officer or director. Except for the salary to be paid to Mr. Armoudian and the option grant described above, there have been no previous transactions between Mr. Armoudian and the Company and/or any of its current or former affiliates in which Mr. Armoudian had a direct or indirect interest.

Note I. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and determined that no events, others than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2013 that warrant additional disclosure or accounting considerations.

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

Results of Operations — Three Months Ended March 31, 2013 and 2012

Revenues. We have not had any revenues from operations since our inception. As of March 31, 2013, we had an accumulated deficit of $557,911.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2013, increased 257% to $66,254, compared to the quarter ended March 31, 2012. The increase was primarily attributable to the increase in salary for Mr. Armoudian approved by the board of directors effective October 1, 2012. All of our expenses in the three months ended March 31, 2013 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $69,271 for the quarter ended March 31, 2013, as compared to a net loss of $25,799 recognized for the comparable period in 2012. There were no revenues recorded in either the 2013 or 2012 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At March 31, 2013, we had current assets of $3,056 and current liabilities of $315,030, resulting in a working capital deficit of $311,974. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the three months ended March 31, 2013 was $106,341. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC. We cannot offer any assurance that Deylau, LLC, or any other related party will be able or willing to continue to advance funds for operations, and if it fails to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of March 31, 2013, we had total liabilities of $315,030. These liabilities were composed primarily of related party notes payable to fund operations.

Our limited assets likely are not sufficient to fund operations through the remainder of 2013. In the short term, we expect to use our limited cash on hand to pay basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order to be able to pursue and consummate any potential business opportunity, we will need to identify and obtain one or more outside sources of funding. Any business opportunity we pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise sufficient funds necessary to complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

We have agreed to pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $150,000, although this relationship is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of March 31, 2013. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2013.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter of 2013.

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

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
May 15, 2013	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.