Form 10-Q
period 2013-06-30
Encompass Energy Services, Inc.
filed 2013-08-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3242949
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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
Yes [X] No [_]

As of August 13, 2013, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,148	$4,397

Total current assets	4,148	4,397

Property and equipment:
Property and equipment	1,625	1,625
Accumulated depreciation and amortization	(474)	$(203)

Total property and equipment, net	1,151	1,422

Total assets	$5,299	$5,819

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$46,738	$48,199
Related party notes payable	398,369	199,037

Total current liabilities	445,107	247,236

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at June 30, 2013 and December 31, 2012.	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(687,031)	(488,640)

Total stockholders’ equity (deficit)	(439,808)	(241,417)

Total liabilities and stockholders’ equity (deficit)	$5,299	$5,819

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

OPERATING COSTS AND EXPENSES:
General and administrative expenses	$191,059	$68,382	$124,805	$42,583

Total operating costs and expenses	191,059	68,382	124,805	42,583

Operating loss	(191,059)	(68,382)	(124,805)	(42,583)

Interest expense	(7,332)	(179)	(4,315)	(179)

Loss before income taxes	(198,391)	(68,561)	(129,120)	(42,762)

Income tax expense	—	—	—	—

Net loss	$(198,391)	$(68,561)	$(129,120)	$(42,762)

Loss per common share:

Weighted average shares outstanding – basic	2,056,985	2,056,985	2,056,985	2,056,985

Basic loss per share	$(0.096)	$(0.033)	$(0.063)	$(0.021)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net loss	$(198,391)	$(68,561)	$(129,120)	$(42,762)
Other comprehensive loss, net of tax:	—	—	—	—

Total comprehensive loss	$(198,391)	$(68,561)	$(129,120)	$(42,762)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,391)	$(68,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	—
Changes in operating assets and liabilities:
Prepaid expenses	—	5,521
Accounts payable	(1,461)	4,819
Related party accounts payable	—	(10,931)
Interest on related party notes payable	7,332	179

Net cash used in operating activities	(192,249)	(68,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	192,000	35,000
Payments on related party notes payable	—	(19,393)

Net cash provided by financing activities	192,000	15,607

NET CHANGE IN CASH AND CASH EQUIVALENTS	(249)	(53,366)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,397	59,036

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$4,148	$5,670

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note A.	Organization

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

Basis of presentation. The accompanying unaudited financial statements present the financial position at June 30, 2013 and December 31, 2012 and the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Reference is made to the Company’s financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of June 30, 2013 and December 31, 2012 consisted entirely of cash and cash equivalents and are classified as Level 1.

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

Note C.	Loss per Share

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
1. Numerator:
Net loss	$(198,391)	$(68,561)	$(129,120)	$(42,762)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,985	2,056,985	2,056,985	2,056,985
Basic and diluted loss per share attributable to stockholders	$(0.096)	$(0.033)	$(0.063)	$(0.021)

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note D.	Income Taxes

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

As of June 30, 2013 and December 31, 2012, the Company has provided valuation allowances of approximately $234,000 and $161,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

During 2012, Deylau, LLC, an entity owned and controlled by Kristian Kos, a director of the Company and also its former president, advanced $196,500 to the Company in exchange for a note payable. Deylau, LLC advanced an additional $50,000 to the Company on this note during the first six months of 2013. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 and 2013 loan advances as of June 30, 2013.

During the six months ended June 30, 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $142,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of June 30, 2013.

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

As of June 30, 2013, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the ten years of the grant date.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013:

	Six months ended June 30, 2013
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at June 30, 2013	Remaining Contractual Life	Exercise Price

$0.10	50,000	8	$0.10	10,000	8	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations — Three and Six Months Ended June 30, 2013 and 2012

Revenues. We have not had any revenues from operations since our inception. As of June 30, 2013, we had an accumulated deficit of $687,031.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013, increased 179% to $191,059, compared to the six months ended June 30, 2012. General and administrative expenses for the three months ended June 30, 2013 increased 114% to $124,805, compared to the three months ended June 30, 2012. These increases were primarily attributable to the increase in salary for Mr. Armoudian approved by the board of directors effective October 1, 2012. All of our expenses in the six months ended June 30, 2013 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $129,120 and $198,391 for the quarter and six months ended June 30, 2013, respectively, as compared to a net loss of $42,762 and $68,561 recognized for the comparable periods in 2012. There were no revenues recorded in either the 2013 or 2012 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At June 30, 2013, we had current assets of $5,299 and current liabilities of $445,107, resulting in a working capital deficit of $439,808. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the six months ended June 30, 2013 was $192,249. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. We cannot offer any assurance that Deylau, LLC and its affiliates, or any other related party, will be able or willing to continue to advance funds for operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of June 30, 2013, we had total liabilities of $445,107. These liabilities were composed primarily of related party notes payable to fund operations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of June 30, 2013. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors
Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2013.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2013.

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

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
August 14, 2013	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.