Form 10-Q
period 2013-09-30
Encompass Energy Services, Inc.
filed 2013-11-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

including area code.

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
Yes [X] No [_]

As of November 8, 2013, the registrant had 2,056,985 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,551	$4,397

Total current assets	3,551	4,397

Property and equipment:
Property and equipment	1,625	1,625
Accumulated depreciation and amortization	(610)	(203)

Total property and equipment, net	1,015	1,422

Total assets	$4,566	$5,819

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,567	$48,199
Related party notes payable	500,971	199,037

Total current liabilities	508,538	247,236

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,985 shares of common stock were issued and outstanding at September 30, 2013 and December 31, 2012.	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(751,195)	(488,640)

Total stockholders’ equity (deficit)	(503,972)	(241,417)

Total liabilities and stockholders’ equity (deficit)	$4,566	$5,819

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

OPERATING COSTS AND EXPENSES:
General and administrative expenses	$249,621	$119,341	$58,562	$50,959

Total operating costs and expenses	249,621	119,341	58,562	50,959

Operating loss	249,621	(119,341)	58,562	(50,959)

Interest expense	(12,934)	(935)	(5,602)	(756)

Loss before income taxes	(262,555)	(120,276)	(64,164)	(51,715)

Income tax expense	—	—	—	—

Net loss	$(262,555)	$(120,276)	$(64,164)	$(51,715)

Loss per common share:

Weighted average shares outstanding – basic	2,056,985	2,056,985	2,056,985	2,056,985

Basic loss per share	$(0.128)	$(0.058)	$(0.031)	$(0.025)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(262,555)	$(120,276)	$(64,164)	$(51,715)
Other comprehensive loss, net of tax:	—	—	—	—

Total comprehensive loss	$(262,555)	$(120,276)	$(64,164)	$(51,715)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,555)	$(120,276)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	407	68
Changes in operating assets and liabilities:
Prepaid expenses	—	13,477
Accounts payable	(40,632)	(6,700)
Related party accounts payable	—	(10,931)
Interest on related party notes payable	12,934	935

Net cash used in operating activities	(289,846)	(123,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,625)
Net cash used in investing activities	—	(1,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	289,000	88,500
Payments on related party notes payable	—	(19,393)

Net cash provided by financing activities	289,000	69,107

NET CHANGE IN CASH AND CASH EQUIVALENTS	(846)	(55,945)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,397	59,036

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$3,551	$3,091

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note A.	Organization

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered cumulative losses and negative cash flow from operations since inception, currently, the Company depends on financing provided by its stockholders. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note B.	Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at September 30, 2013 and December 31, 2012 and the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. Reference is made to the Company’s financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of September 30, 2013 and December 31, 2012 consisted entirely of cash and cash equivalents and are classified as Level 1.

Recent accounting pronouncements. On April 22, 2013, the FASB issued Accounting Standards Update (ASU) 2013-071 to clarify when an entity should apply the liquidation basis of accounting. The update also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company has not evaluated the impact the adoption of this ASU will have on the Company’s financial statements.

Note C.	Loss per Share
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
1. Numerator:
Net loss	$(262,555)	$(120,276)	$(64,164)	$(51,715)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,985	2,056,985	2,056,985	2,056,985
Basic and diluted loss per share attributable to stockholders	$(0.128)	$(0.058)	$(0.031)	$(0.025)

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note D.	Income Taxes

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

As of September 30, 2013 and December 31, 2012, the Company has provided valuation allowances of approximately $263,000 and $161,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

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

During 2012, Deylau, LLC, an entity owned and controlled by Kristian Kos, a director of the Company and also its former president, advanced $196,500 to the Company in exchange for a note payable. Deylau, LLC advanced an additional $50,000 to the Company on this note during the first nine months of 2013. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 and 2013 loan advances as of September 30, 2013.

During the nine months ended September 30, 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $239,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of September 30, 2013.

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

As of September 30, 2013, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the ten years of the grant date.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

	Nine months ended September 30, 2013
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at September 30, 2013	Remaining Contractual Life	Exercise Price
$0.10	50,000	7.75	$0.10	10,000	7.75	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

We are not currently engaged in any business operations. Ultimately, we hope to identify and act upon a business opportunity in the oil and gas or energy production-related industries in the United States, and we currently are considering exploring certain opportunities in the oilfield services industry. However, we have taken no definitive steps to investigate new business opportunities and have not engaged in even preliminary discussions with potential sellers or third parties. There can be no assurance that we will identify an appropriate business opportunity or corporate transaction or, if one is identified, that we will be able to complete any such transaction.

Results of Operations — Three and Nine Months Ended September 30, 2013 and 2012

Revenues. We have not had any revenues from operations since our inception. As of September 30, 2013, we had an accumulated deficit of $751,195.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 increased 109% to $249,621 compared to the nine months ended September 30, 2012. General and administrative expenses for the three months ended September 30, 2013 increased 15% to $58,562 compared to the three months ended September 30, 2012. These increases were primarily attributable to the increase in salary for Mr. Armoudian approved by the board of directors effective October 1, 2012. All of our expenses in the nine months ended September 30, 2013 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $64,164 and $262,555 for the quarter and nine months ended September 30, 2013, respectively, as compared to a net loss of $51,715 and $120,276 recognized for the comparable periods in 2012. There were no revenues recorded in either the 2013 or 2012 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At September 30, 2013, we had current assets of $3,551 and current liabilities of $508,538, resulting in a working capital deficit of $504,987. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the nine months ended September 30, 2013 was $289,846. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. We cannot offer any assurance that Deylau, LLC and its affiliates, or any other related party, will be able or willing to continue to advance funds for operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of September 30, 2013, we had total liabilities of $508,538. These liabilities were composed primarily of related party notes payable to fund operations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2012, our disclosure controls and procedures were not effective as of September 30, 2013. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2013, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.    Risk Factors

Not required.

Item 2.    Unregistered Sales of Equity and Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended September 30, 2013.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter of 2013.

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

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
November 14, 2013	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.