Form 10-K
period 2013-12-31
Encompass Energy Services, Inc.
filed 2014-03-31
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware		74-3252949
State of other jurisdiction of incorporation or organization		(IRS Employer Identification No.

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
Yes [X] No [_]

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2013, was approximately $197,000.

As of March 13, 2014, there were 2,056,983 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders (expected to be filed within 120 days of the close of the Registrant’s fiscal year) are incorporated by reference into Part III of this Form 10-K.

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

Subsequent to these actions, we were informed by the financial advisor we had engaged to assist with this prospective transaction that the lender and investment banking firm that we hoped would provide a line of credit to us and assist us in raising a significant amount of equity financing were now unwilling or unable to proceed with structuring those transactions on our behalf. We were dependent on access to this line of credit and equity financing to complete the Scintilla Transaction and implement our intended business plan, and without access to a significant amount of debt and equity financing our board of directors concluded that we were unable to complete the Scintilla Transaction and directed us to abandon our efforts in this respect on June 30, 2011. Although general terms were being negotiated with Scintilla, we never entered into any definitive agreement relating to the Scintilla Transaction.

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

Subsequent to negotiating this waiver, our board of directors approved a name change for our Company to “Encompass Energy Services, Inc.,” primarily because the board of directors expected us to evaluate and pursue one or more business opportunities in the oilfield services industry. The board of directors also believed our continued use of the name New Source Energy Group, Inc. might result in market confusion regarding our planned operations and business objectives, especially in light of the existence of another company by the name of New Source Energy Corporation, which acquired the oil and natural gas assets previously considered for acquisition by us in the Scintilla Transaction. Accordingly, we amended our certificate of incorporation to change our corporate name to Encompass Energy Services, Inc. on December 2, 2011.

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

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During the year ended December 31, 2013, and through the date of this Annual Report, the Company owned no real property and no material personal property. We previously leased office space from our controlling stockholder, Deylau, LLC (which is controlled by one of our directors, Mr. Kos) located at 914 North Broadway Avenue, Suite 220, Oklahoma City, Oklahoma 73101, as our principal executive offices, but we assigned our leasehold rights to these premises to Mr. Kos concurrently with our waiver of the Business Opportunity and Information discussed in Item 1. Our present business operations are not sufficient to require a permanent physical office. Rather, our executive officer and directors perform their duties on our behalf using other office space available to them, at no charge to us. We believe this arrangement is suitable for our current needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Mine Safety Disclosures.

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

Holders

There were 13 record holders of our common stock, par value $0.01 per share, as of March 13, 2014.

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

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the year ended December 31, 2013.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2013.

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

Results of Operations — Years Ended December 31, 2013 and 2012

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2013 increased 9% to $298,483 compared to the year ended December 31, 2012. The increase in 2013 primarily was attributable to an increase in salary for Mr. Armoudian approved by the board of directors in the fourth quarter of 2012. All of our 2013 expenses were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Interest Expense. Interest expense for the year ended December 31, 2013, was $19,321 compared to $2,537 in 2012. Interest expense during 2013 was attributable to related party loans from our primary stockholder and its affiliates to fund our operations.

Net Loss. Our net loss for the year ended December 31, 2013 was $317,804, as compared to a net loss of $277,614 for the year ended December 31, 2012. Net loss in 2013 was attributable to general and administrative costs incurred. Our net loss was greater in 2013 as compared to 2012 due to increased general and administrative expenses previously described above.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At December 31, 2013, we had current assets of $453 and current liabilities of $560,554 resulting in a net working capital deficit of $560,101. Our assets consist solely of cash and cash equivalents. Cash used in operating activities during 2013 was $337,944. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC and its affiliates will be able or willing to continue to advance funds for our operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of December 31, 2013, we had total liabilities of $560,554. These liabilities were composed of the related party loans described above, payroll obligations, and accounting and legal fees.

Our limited assets likely are not sufficient to fund our operations through the remainder of 2014. In the short term we expect to use our limited cash on hand to pay our basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order for us to be able to pursue and consummate any potential business opportunity we identify, we will need to identify and obtain one or more outside sources of funding. We expect any business opportunity we determine to pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise any additional funds to help us complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

As described above, we are obligated to repay our majority stockholder for the amounts it has advanced to us (with interest) upon demand. We also pay Mr. Armoudian, who serves as our president, chief executive officer, chief financial officer, treasurer and secretary, an annual salary of $150,000. Mr. Armoudian’s relationship with us is terminable at will by either party. Apart from the foregoing, we do not presently have any other contractual obligations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, our management concluded that such internal controls and procedures were not effective as of December 31, 2013, and that material weaknesses in internal control over financial reporting existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, our management identified the following control deficiencies that constitute material weaknesses as of December 31, 2013:

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2013, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

In accordance with the provisions of General Instruction G(3), the information required by Items 10 through 14 of Part III of this Form 10-K is incorporated herein by reference to the Company’s definitive proxy statement for its 2014 annual meeting of stockholders (expected to be filed within 120 days of the close of the Company’s fiscal year pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report.

(i)	Financial Statements: See Table of Contents to Encompass Energy Services, Inc. Financial Statements as of December 31, 2013 set forth on page F-1 of this Annual Report.
(ii)	Exhibits: For a list of documents filed as exhibits to this Annual Report, see the Exhibit Index immediately preceding the exhibits filed with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	ENCOMPASS ENERGY SERVICES, INC.

By: /s/_Antranik Armoudian
Antranik Armoudian, President, Chief
Executive Officer, Chief Financial Officer,
Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 31, 2014	/s/ Kristian B. Kos
Kristian B. Kos, Director

Date: March 31, 2014	/s/ Antranik Armoudian
Antranik Armoudian, Director

ENCOMPASS ENERGY SERVICES, INC.

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Encompass Energy Services, Inc.

We have audited the accompanying balance sheets of Encompass Energy Services, Inc. (the “Company”), as of December 31, 2013 and 2012 and the related statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encompass Energy Services, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A. to the financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel
March 31, 2014

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	December 31	December 31
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$453	$4,397

Total current assets	453	4,397

Property and equipment	880	1,422

Total assets	$1,333	$5,819

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,196	$48,199
Related party notes payable	552,358	199,037

Total current liabilities	560,554	247,236

Equity (deficit):
Authorized shares: 180,000,000 shares of common stock and
20,000,000 shares of preferred stock; 2,056,983 shares of common stock were issued and outstanding at December 31, 2013 and 2012	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(806,444)	(488,640)

Total equity (deficit)	(559,221)	(241,417)

Total liabilities and equity (deficit)	$1,333	$5,819

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012

REVENUES:
Revenues	$—	$—

OPERATING EXPENSES:
General and administrative	298,483	275,077

Total operating expenses	298,483	275,077

Operating loss	(298,483)	(275,077)

Financial expenses	(19,321)	(2,537)

Loss before income taxes	(317,804)	(277,614)

Income tax expense	—	—

Net loss	$(317,804)	$(277,614)

Loss per common share:

Weighted average shares outstanding – basic and diluted	2,056,983	2,056,983

Loss per share – basic and diluted	$(0.15)	$(0.13)

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012

Net loss	$(317,804)	$(277,614)

Other comprehensive income, net of tax:	—	—

Total comprehensive loss	$(317,804)	$(277,614)

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Share Capital
	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2011	2,056,983	$20,569	$226,654	$(211,026)	$36,197

Total comprehensive loss	—	—	—	$(277,614)	$(277,614)

Balance at December 31, 2012	2,056,983	$20,569	$226,654	$(488,640)	$(241,417)

Total comprehensive loss	—	—	—	(317,804)	(317,804)

Balance at December 31, 2013	2,056,983	$20,569	$226,654	$(806,444)	$(559,221)

The accompanying notes are an integral part of the financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317,804)	$(277,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	542	203
Changes in operating assets and liabilities:
Prepaid expenses	—	19,234
Accounts payable	(40,003)	36,450
Related party accounts payable	—	(10,931)
Interest expenses on the related party notes payable	19,321	2,537

Net cash used in operating activities	(337,944)	(230,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,625)

Net cash used in investing activities	—	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party notes payable, net	334,000	177,107

Net cash provided by financing activities	334,000	177,107

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,944)	(54,639)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	4,397	59,036

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$453	$4,397

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

Financial items carried at fair value as of December 31, 2013 and 2012 consisted entirely of cash and cash equivalents and are classified as Level 1.

Comprehensive Income. The Company accounts for comprehensive income in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.

Recent accounting pronouncements. In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. This ASU requires disclosures regarding reclassifications out of accumulated other comprehensive income in a single location in the financial statements by component. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU, effective January 1, 2013, did not have an impact on our financial statements.

In July 2013, the FASB issued guidance that requires that a non-recognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward. This net presentation is required unless a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset to settle any additional income tax that would result from the disallowance of the unrecognized tax benefit. This guidance is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is assessing whether the adoption of this standard will have a material impact on its consolidated financial statements.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE C.          Earnings per Share

		Year ended December 31,
		2013	2012

1.	Numerator	$(317,804)	$(277,614)

	Net loss

2.	Denominator:

	Denominator for basic an diluted net loss per share - weighted average of shares	2,056,983	2,056,983

	Basic and diluted loss per share attributed to stockholders	$(0.15)	$(0.13)

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

	Year ended December 31,
	2013	2012

Operating loss carry forward	$284,000	$161,000

Deferred tax asset before valuation allowance	284,000	161,000
Valuation allowance	(284,000)	(161,000)
Net deferred tax asset	$—	$—

Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forwards and other temporary differences will not be realized in the foreseeable future.

Reconciliation between statutory tax to effective tax. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are changes in valuation allowance.

Uncertain tax position. The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2013 and 2012. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE E.          Related Party Transactions

During the year ended December 31, 2011, the Company’s president advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

During 2012, Deylau, LLC, our controlling stockholder, advanced another $196,500 to the Company in exchange for a note payable. During 2013, Deylau, LLC, advanced an additional $50,000 to the Company on this note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 or 2013 loan advances as of December 31, 2013.

During 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $284,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of December 31, 2013.

NOTE F.           Capital Stock.

	Number of shares as of December 31 2012 and 2013
	Authorized	Issued and outstanding

Common stock, par value $0.01 per share	180,000,000	2,056,983
Preferred stock, par value $0.01 per share	20,000,000	—

Common Stock. Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

NOTE G.         Changes in Officers and Directors / Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s board of directors and also as the Company’s president, chief executive officer, chief financial officer, secretary, and treasurer. There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company agreed to pay Mr. Armoudian an annual salary of $25,000, which the Company’s board of directors subsequently increased to $150,000 effective October 1, 2012. Also on June 30, 2011, the Company granted Mr. Armoudian a stock option to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share and exercisable for a ten-year term, expiring June 30, 2021. 10,000 shares vested upon the Company completing the transfer of the Business Opportunity and Information, and the remaining 40,000 shares will vest when, and if, the Company completes the acquisition of another business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

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

As of December 31, 2013, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within the next ten years. During the year ended December 31, 2013, the Company issued no stock options and recognized no stock based compensation.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Number of Options	Weighted- Average Exercise Price

Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Outstanding
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at Dec. 31, 2013	Remaining Contractual Life	Exercise Price

$0.10	50,000	7.50	$0.10	10,000	7.50	$0.10

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