Form 10-K/A
period 2013-12-31
Encompass Energy Services, Inc.
filed 2014-04-30
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3252949
State or other jurisdiction of	(IRS Employer
incorporation or organization	Identification No.)

914 North Broadway Avenue,
Suite 220
P. O. Box 1218
Oklahoma City, OK 73101
(Address of principal executive
offices, including Zip Code)

(405) 815-4041
Registrant’s telephone number,
including area code

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exhchange Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

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

As of March 13, 2014, there were 2,056,983 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), outstanding. DOCUMENTS INCORPORATED BY REFERENCE: None

I

Explanatory Note

Encompass Energy Services, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information previously was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in these items to be incorporated in Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not file our definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing, if any.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of the directors and executive officers of Encompass Energy Services, Inc. (the “Company”), and the current positions held by each such person. All directors are elected annually at the Company’s annual meeting of stockholders. No arrangement exists between any of the Company’s officers and directors pursuant to which any of those persons was elected to such office or position.

Name	Age	Positions	Director Since
Antranik Armoudian	50	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2011
Kristian B. Kos	36	Director	2010

Unless otherwise disclosed below, none of the corporations or organizations named below is a parent, subsidiary or other affiliate of Encompass.

Antranik Armoudian was appointed as a director in June 2011. Mr. Armoudian was also appointed as our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary in June 2011 and continues to serve in those roles. Mr. Armoudian has a broad range of experience in the technology and corporate sectors. Mr. Armoudian currently serves as a manager of Solanic LLC, a company that focuses on the manufacturing and importation of electronic components. From 1997 through April 2010, Mr. Armoudian worked in various managerial capacities at Nortel Networks Corporation. During his tenure at Nortel, Mr. Armoudian gained experience in a wide range of Nortel’s business operations including sales and marketing, business development and the management of projects in a variety of areas and product lines commensurate with telecommunications and data networking. Most recently he served as Nortel’s U.S. Director of Sales, and prior to holding that position he held a variety of managerial positions, including the North America Director of Carrier Services. Mr. Armoudian obtained a Bachelors of Science degree from Southwestern Oklahoma State University in 1986. We believe Mr. Armoudian’s managerial, sales and marketing experience provides important experience and leadership to our Company and our board of directors.

Kristian B. Kos was appointed as a director in November 2010. Mr. Kos also previously served as our President and Chief Executive Officer from November 2010 until his resignation from these positions in June 2011.  Mr. Kos has been involved in oil and gas and energy industries since 2005. Since July 2011, Mr. Kos has served as President, Chief Executive Officer, and a director of New Source Energy Corporation, an oil and gas exploration and production company. Mr. Kos also has served as a director and as the President and Chief Executive Officer of New Source Energy Partners L.P. (NYSE: NSLP), an oil and gas partnership, since October 2012. From May 2010 through July 2011, Mr. Kos provided consulting services to New Dominion, LLC, a private oil and gas operating concern. In August 2006, Mr. Kos founded Deylau, LLC (“Deylau”), a company focused on identifying, managing and financing oil and gas production companies. Deylau owns approximately 63.7% of the outstanding shares of our Common Stock. From February 2006 to February 2007, Mr. Kos served as a Vice President at Diamondback Energy Services, where he was actively involved in identifying and executing growth strategies for that company, including acquisitions. From September 2005 to February 2006, Mr. Kos worked in a business-development role for Gulfport Energy. Prior to working in the oil and gas and energy sectors, Mr. Kos worked in the financial sector for hedge fund manager Wexford Capital LP. Mr. Kos earned Bachelor of Arts and Master of Arts degrees in Economics and Philosophy from Trinity College, Dublin, Ireland in 1999. He also earned a Master of Philosophy degree in Economics from the University of Aix-Marseille, France in 2000. We believe Mr. Kos’s experience in the financial and oil and gas industries and his leadership positions at other oil and gas companies provide important experience and leadership to our Company and our board of directors.

Specific Attributes, Experience, Qualifications and Skills of Directors

In light of the Company’s plans to explore one or more business opportunities in the oilfield service industry, the board of directors has determined that certain core competencies are desirable for the Company’s directors, including the following: current or prior experience as a senior officer or director of a public company or other substantial management or risk management experience; relevant experience in the oil and natural gas industry; and finance and accounting experience.

The board of directors has reviewed the specific attributes, experience, qualifications and skills of each of the directors, both of whom are nominees for reelection as a director at the Annual Meeting. The board of directors has concluded that each director has the appropriate characteristics and skills required for board membership and that each director possesses an in-depth knowledge of the Company’s business and strategy. The board of directors further believes that it is composed of well-qualified and well-respected individuals who, as a whole, cover the core competencies that our board has identified as being desirable. The experience and the key competencies of our directors are as follows:

Management Experience: We believe that each of Messrs. Armoudian and Kos have appropriate current or prior management or risk management experience, as described in more detail in their respective biographical information above.

Oil and Natural Gas Industry Experience: We believe that Mr. Kos has appropriate qualifications relating to the oil and natural gas industry, as described in more detail in his biographical information above.

Finance and Accounting Experience: We believe that Mr. Kos has appropriate finance or accounting experience, as described in more detail in his biographical information above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the Securities and Exchange Commission. We are required to disclose delinquent filings of reports by such persons.

Based solely on a review of the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders during 2013 were met.

Code of Ethics

In May 2009, our board of directors adopted a Code of Ethics applicable to the Company’s employees, officers and directors. The Code of Ethics was filed with the Securities and Exchange Commission on May 11, 2009, and is filed as Exhibit 14.1 to this Annual Report.

Nominating Committee; Nomination of Directors

In the event that vacancies on our board of directors arise, our board of directors considers potential candidates for director, which may come to the attention of the board through current directors, stockholders or other persons. Our board of directors does not set specific, minimum qualifications that nominees must meet in order to be recommended as directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of our board of directors. We do not have any formal policy regarding diversity in identifying nominees for a directorship, but rather consider it among the various factors relevant to any particular nominee. In the event we decide to fill a vacancy that exists or we decide to increase the size of the board of directors, we identify, interview and examine appropriate candidates. We identify potential candidates principally through suggestions from our directors and executive officer.

Audit Committee; Audit Committee Financial Expert

Our board of directors has not established an audit committee, compensation committee or nominating committee. Because of the small size of our board of directors, the lack of any independent directors and the Company’s current limited operations, our board of directors has concluded that there is no need to establish separate audit, compensation and nominating committees. Similarly, for these reasons, our board of directors has concluded that there is no need for an audit committee financial expert. Instead, our entire board fulfills the functions that otherwise would be performed by separate standing committees of this nature.

Board Meetings

Our board of directors met or acted by written consent a total of five times during 2013. All directors participated in all such meetings or consents. The board’s policy regarding director attendance at meetings is that directors generally are expected to attend all meetings, absent extenuating circumstances. Directors customarily attend annual meetings of stockholders, although such attendance is not required. Both of the Company’s directors attended the 2013 annual meeting of stockholders.

Director Compensation

We did not compensate any of our directors for their services as such during 2013. We have agreements with each of our directors pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with travel to and attendance at meetings of the board of directors and other Company business. None of the directors incurred any material expenses in connection with any Company business during 2013.

Communications with the Board of Directors

Stockholders may communicate with our board of directors or any of the directors by sending written communications addressed to the board or any of the directors to: Encompass Energy Services, Inc., P.O. Box 1218, Oklahoma City, Oklahoma 73101, Attention: Corporate Secretary. All communications are compiled by the corporate secretary and forwarded to the board of directors or the individual director(s) accordingly.

Board Leadership Structure

The current leadership structure of the board of directors does not include a position of chairman. Rather, our principal executive officer, who is also a director, serves as the unofficial chairman of the board. Our board of directors has determined our leadership structure based on factors such as the experience of the applicable individuals and the current business and financial environment faced by our Company, particularly in view of its limited assets and operations and other relevant factors. After considering these factors, we determined that its current leadership structure is appropriate at this time. The board of directors is responsible for the strategic direction of the Company. Our executive officer is currently responsible for the day to day operation and performance of the Company. The board of directors feels that this provides an appropriate balance of strategic direction, operational focus, flexibility and oversight.

Risk Oversight

It is management’s responsibility to manage risk and bring to the attention of our board of directors any material risks to the Company. The board of directors has oversight responsibility for the Company’s risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks.

Item 11. Executive Compensation

Executive Officers

Our current executive officer is named below:

Name	Age	Positions
Antranik Armoudian	50	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary (Since June 30, 2011)

For a description of the business background and other information concerning Mr. Armoudian, see Item 10 above. All executive officers serve at the discretion of the board of directors.

Compensation Decisions

Our board of directors reviews, approves and modifies our executive compensation programs, plans and awards provided to our directors, executive officers and key employees. The board of directors also is responsible for our compensation and benefit philosophy, plans and programs and reviews them as necessary. In reviewing our compensation and benefits policies, the board of directors may consider a number of factors, including the recruitment, development, promotion, retention and compensation of executive talent, trends in management compensation, and any other factors that it deems appropriate.

Compensation Discussion and Analysis

Originally, as compensation for his services as president, chief executive officer, chief financial officer, treasurer and secretary of the Company, Mr. Armoudian was paid an annual salary of $25,000. However, effective as of October 1, 2012, the board of directors decided to increase such amount to $150,000 annually, due to Mr. Armoudian’s devotion of increased time and effort to the Company’s business.

Upon his appointment as an officer of the Company, Mr. Armoudian was granted a stock option to acquire 50,000 shares of Company common stock, at an exercise price of $0.10 per share and exercisable for a ten year term. Ten thousand shares underlying the option have previously vested with the remaining 40,000 to vest when and if the Company completes the acquisition of a business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction. Mr. Armoudian does not have an employment contract or change-in-control agreement. Mr. Armoudian does not devote all of his business time to the Company.

Our stockholders, in a non-binding, advisory vote at our 2013 annual meeting of stockholders, approved Mr. Armoudian’s compensation for 2012.

Summary Compensation Table

The following table sets forth the compensation paid by us for services rendered by our named executive officer during the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary (4)	Bonus ($)	Total

Antranik Armoudian (President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary)	2013	$150,000	$—	$150,000
	2012	$56,250	$17,106	$73,356

Outstanding Equity Awards

The following table reflects outstanding options and stock awards held by our named executive officer as of December 31, 2013.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Option Expiration Date
Name	Exercisable	Unexercisable(1)

Antranik Armoudian	10,000	40,000	$0.10	June 30, 2021	June 30, 2021

______________________

(1)	10,000 shares underlying the option have previously vested with the remaining 40,000 to vest when and if the Company completes the acquisition of a business opportunity and files a current report on Form 8-K (or other appropriate form) reporting such acquisition or transaction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of each class of our equity securities as of March 13, 2014, by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common Stock outstanding as of such date; (2) each of our directors and executive officers; and (3) all of our directors and our current executive officer as a group. As of March 13, 2014, there were 2,056,983 shares of Common Stock outstanding.

Beneficial Owners	Title of Class	Numer of Shares	Percent of Total
5% Beneficial Owners
Kristian B. Kos(1)	Common Stock	1,311,316	63.7%
Antranik Armoudian(2)	Common Stock	426,667	20.6%
Debra Herman(3)	Common Stock	164,500	8.0%
Total		1,902,483	92.0%
Directors and Executive Officers
Antranik Armoudian(2)	Common Stock	426,667	20.6%
Kristian B. Kos(1)	Common Stock	1,311,316	63.7%
All executive officers and directors as a group (2 persons)	Common Stock	1,737,983	84.1%

______________________

(1)	Shares owned by Deylau, LLC, an entity wholly owned and controlled by Mr. Kos. Mr. Kos’ address is 914 N. Broadway, Suite 220, P.O. Box 1218, Oklahoma City, Oklahoma 73101.
(2)	Includes 10,000 shares Mr. Armoudian has the right to acquire on exercise of options exercisable within 60 days. Mr. Armoudian’s address is 914 N. Broadway, Suite 200, P.O. Box 1218, Oklahoma City, Oklahoma 73101.
(3)	Ms. Herman’s address is P.O. Box 81740, Las Vegas, Nevada 89180.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The board of directors attempts to monitor and evaluate transactions or relationships of the Company with related persons that are considered material to the Company. “Related persons” include the Company’s directors, executive officers and nominees for election as directors, persons who beneficially own more than 5% of our Common Stock, and the immediate family members of these persons. Disinterested members of our board of directors consider such related person transactions and approve them, if at all, only after full disclosure of the related person’s interest in the transaction and a determination that such transaction is in, or not opposed to, the interests of the Company and its stockholders. The board of directors does not have a written related person transaction policy, but the Company educates its directors and executive officers regarding the parameters governing approval of related person transactions.

During 2012, Deylau, LLC, our controlling stockholder, advanced $196,500 to the Company in exchange for a note payable. During 2013, Deylau, LLC, advanced an additional $50,000 to the Company on this note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest had been made on the 2012 or 2013 loan advances as of December 31, 2013.

During 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $284,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest had been made on these advances as of December 31, 2013.

From January 1 through April 25, 2014, Torus, LLC has advanced an additional $15,355 to the Company on its note payable. No payments of principal or interest have been made on the 2014 loan advances as of April 25, 2014.

Director Independence

The Company does not have any independent directors, based on the standards for independence set forth by the New York Stock Exchange, which the board of directors utilizes to evaluate such matters.

Item 14. Principal Accountant Fees and Services

Ziv Haft, a member of the BDO Network, or BDO, served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2013, and December 31, 2012.

Ziv Haft provided an audit report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013. Ziv Haft’s audit report on the Company’s consolidated financial statements as of and for the years ended December 31, 2013 and 2012 (as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013), did not contain an adverse opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

Audit and Other Fees

The following table sets forth the fees billed by our independent auditor, Ziv Haft for 2012 and 2013:

Type	2012	2013

Audit fees	$25,700	$25,700
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$25,700	$25,700

Fees for audit services include fees associated with our annual consolidated audits, and the review of our quarterly reports on Form 10-Q. Audit fees also include any fees for services associated with the preparation of comfort letters and consents and assistance with and review of documents filed with the SEC. Audit-related fees principally include accounting consultations. Tax fees include fees for tax compliance, tax advice and tax planning related to federal and state tax matters.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment No. 1:

1.	Financial Statements: Previously included in the Original Filing.
2.	Exhibits: For a list of documents filed as exhibits to this Annual Report, see the Exhibit Index immediately preceding the exhibits filed with this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Oklahoma City, State of Oklahoma, on April 30, 2014.

Encompass Energy Services, Inc.

By:	/s/ Antranik Armoudian
Antranik Armoudian, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Kristian B. Kos	Director	April 30, 2014
Kristian B. Kos

/s/ Antranik Armoudian	Director	April 30, 2014
Antranik Armoudian

Exhibit Index

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc. †	8-K	000-53499	3.1.2	04/19/2011

3.1	(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc. †	8-K	000-53499	3.1	12/05/2011

3.2		Amended and Restated By-Laws of Encompass Energy Services, Inc. †	8-K	000-53499	3.1	12/14/2010

10.1		Agreement dated March 5, 2009, between Standard Registrar & Transfer Company, Inc. and Encompass Energy Services, Inc. †	N-2/A	333-153083	(k)	03/18/2009

10.2		Waiver dated July 18, 2011, by Encompass Energy Services, Inc. in favor of New Dominion, LLC †	8-K	000-53499	99.1	07/22/2011

14.1		Code of Ethics for Encompass Energy Services, Inc. †	N-2/A	333-153083	(r)	05/11/2009

31.1		Rule 13a-14(a) Certification of Chief Executive Officer					*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer					*

31.3		Rule 13a-14(a) Certification of Chief Executive Officer					**

31.4		Rule 13a-14(a) Certificate of Chief Financial Officer					**

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350					*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350					*

__________________
† Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.
* Previously filed with the Original Filing
** Filed with this Amendment No. 1

11