Form 10-Q
period 2014-03-31
Encompass Energy Services, Inc.
filed 2014-05-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
(Do note check if a
smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

As of May 9, 2014, the registrant had 2,056,983 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47	$453

Total current assets	47	453

Property and equipment, net	744	880
Total assets	$791	$1,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,896	$8,196
Related party notes payable	572,398	552,358

Total current liabilities	590,294	560,554

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,983 shares of common stock were issued and outstanding at December 31, 2013 and March 31, 2014	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(836,726)	(806,444)

Total stockholders’ equity (deficit)	(589,503)	(559,221)

Total liabilities and stockholders’ equity (deficit)	$791	$1,333

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013

OPERATING COSTS AND EXPENSES:
General and administrative expenses	$23,642	$66,254

Total operating costs and expenses	23,642	66,254

Operating loss	(23,642)	(66,254)

Interest expense	(6,640)	(3,017)

Loss before income taxes	(30,282)	(69,271)

Income tax expense	—	—

Net loss	$(30,282)	$(69,271)

Loss per common share:

Weighted average shares outstanding – basic and diluted	2,056,983	2,056,983

Loss per share – basic and diluted	$(0.015)	$(0.034)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2014	2013
Net loss	$(30,282)	$(69,271)
Other comprehensive income, net of tax:	—	—

Total comprehensive loss	$(30,282)	$(69,271)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITI ES:
Net loss	$(30,282)	$(69,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	136	136
Changes in operating assets and liabilities:
Accounts payable	9,700	(40,223)
Related party notes payable	6,640	3,017

Net cash used in operating activities	(13,806)	(106,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	13,400	105,000

Net cash provided by financing activities	13,400	105,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(406)	(1,341)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	453	4,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$47	$3,056

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Note A. Organization

Encompass Energy Services, Inc. (the “Company”) is a Delaware corporation formed on February 12, 2008, under the name Ametrine Capital, Inc. The Company filed an amended and restated Certificate of Incorporation with the Delaware Secretary of State that changed its legal name to New Source Energy Group, Inc. on April 18, 2011. On December 2, 2011, the Company filed another amendment to its Certificate of Incorporation with the Delaware Secretary of State that changed its legal name from New Source Energy Group, Inc. to Encompass Energy Services, Inc. Both the Company’s board of directors and the holder of 1,727,983 shares of the Company’s common stock (approximately 84% of the issued and outstanding shares thereof) at the time approved the amendment to the Company’s Certificate of Incorporation to effectuate the name change on October 31, 2011. The approval of this amendment was described in a Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission and distributed to the Company’s stockholders on November 10, 2011. Currently, the Company is not engaged in any business operation.

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

Note B. Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at March 31, 2014, and December 31, 2013, and the results of operations for the three months ended March 31, 2014, and 2013, and cash flows for the three months ended March 31, 2014, and 2013, of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. Reference is made to the Company’s financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of March 31, 2014, and December 31, 2013, consisted entirely of cash and cash equivalents and are classified as Level 1.

Comprehensive Income. The Company accounts for comprehensive income in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.

Recent accounting pronouncements.

On January 1, 2014 we adopted FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates a diversity in practice regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a significant impact on the presentation of our results of operations or financial position.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Note C. Loss per Share

	Three months ended March 31,
	2014	2013
1. Numerator:
Net loss	$(30,282)	$(69,271)
2. Denominator:
Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,983	2,056,983
Basic and diluted loss per share attributable to stockholders	$(0.015)	$(0.034)

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

As of March 31, 2014, and December 31, 2013, the Company has provided valuation allowances of approximately $296,000 and $284,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note E. Related Party Transactions

During the year ended December 31, 2011, the Company’s president advanced approximately $380,000 cash and provided $103,000 of property and equipment to the Company in exchange for a note payable. These were demand loans and accrued interest at 5% per annum. As of March 31, 2012, the Company had repaid these loans in full.

During 2012, Deylau, LLC, our controlling stockholder, advanced another $196,500 to the Company in exchange for a note payable. During 2013, Deylau, LLC, advanced an additional $50,000 to the Company on this note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 or 2013 loan advances as of March 31, 2014.

During 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $284,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of March 31, 2014.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

From January 1 through March 31, 2014, Torus, LLC has advanced an additional $13,400 to the Company on its note payable. No payments of principal or interest have been made on the 2014 loan advances as of March 31, 2014.

Note F. Capital Stock

	Number of shares as of March 31,
	2014 and 2013
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

Note G. Changes in Officers and Directors / Outstanding Stock Option

On June 30, 2011, Antranik Armoudian was appointed to the Company’s board of directors and also as the Company’s president, chief executive officer, chief financial officer, secretary, and treasurer. There was no arrangement or understanding pursuant to which Mr. Armoudian was appointed as a director or executive officer, except that the Company agreed to pay Mr. Armoudian an annual salary of $25,000, which the Company’s board of directors subsequently increased to $150,000 effective October 1, 2012. Effective January 1, 2014, the Company and Mr. Armoudian mutually agreed to terminate his salary. Mr. Armoudian agreed to remain in his capacities as our president, chief executive officer, chief financial officer, secretary and treasurer while the Company’s board of directors considers possible successors. To date, we have been unable to locate suitable successors for these positions.

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

As of March 31, 2014, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within ten years of the grant date.

ENCOMPASS ENERGY SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Three months ended March 31, 2014
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted- Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at March 31, 2014	Remaining Contractual Life	Exercise Price
$0.10	50,000	7.25	$0.10	10,000	7.25	$0.10

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

Results of Operations — Three Months Ended March 31, 2014 and 2013

Revenues. We have not had any revenues from operations since our inception. As of March 31, 2014, we had an accumulated deficit of $589,503.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 decreased 64% to $23,642 compared to the three months ended March 31, 2013. This decrease was primarily attributable to Mr. Armoudian no longer receiving an annual salary from the Company, as described below under “Contractual Obligations.” All of our expenses in the three months ended March 31, 2014 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $30,282 for the quarter ended March 31, 2014, as compared to a net loss of $69,271 recognized for the comparable period in 2013. There were no revenues recorded in either the 2014 or 2013 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At March 31, 2014, we had current assets of $47 and current liabilities of $590,294, resulting in a working capital deficit of $590,247. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the three months ended March 31, 2014 was $13,806. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC and its affiliates will be able or willing to continue to advance funds for operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of March 31, 2014, we had total liabilities of $590,294. These liabilities were composed primarily of related party notes payable to fund operations.

Our limited assets are not sufficient to fund operations through the remainder of 2014. In the short term, we expect to use our limited cash on hand to pay basic general and administrative costs, and otherwise to rely on our officers, directors and majority stockholder to advance funds to us. In order to be able to pursue and consummate any potential business opportunity, we will need to identify and obtain one or more outside sources of funding. Any business opportunity we pursue will require a significant amount of capital and sources of liquidity. We cannot offer any assurance that we will be able to raise sufficient funds necessary to complete a strategic transaction or fund our planned operations and activities.

Contractual Obligations

Effective January 1, 2014, we and Mr. Armoudian mutually agreed to terminate his salary. Mr. Armoudian agreed to remain in his capacities as our president, chief executive officer, chief financial officer, secretary and treasurer while our board of directors considers possible successors. To date, we have been unable to locate suitable successors for these positions.

As described above, we are obligated to repay our majority stockholder and its affiliates for the amounts they have advanced to us (with interest) upon demand. Apart from the foregoing, we do not presently have any other contractual obligations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of March 31, 2014. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

However, notwithstanding this conclusion, our management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Due to our limited personnel we are not able, and do not intend, to take any immediate action to remediate the material weaknesses our management has identified. However, if we are able to secure funding and execute upon a business opportunity, we expect to take steps to attempt to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended March 31, 2014.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the first quarter of 2014.

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

ENCOMPASS ENERGY SERVICES, INC.
/s/ Antranik Armoudian
May 12, 2014	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.