Form 10-Q
period 2014-06-30
Encompass Energy Services, Inc.
filed 2014-08-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53499

Encompass Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3252949
(State or other jurisdiction of	(IRS Employer Identification No.)
ncorporation or organization)

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No { }

As of August 14, 2014, the registrant had 2,056,983 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

Table of Contents

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$77	$453

Total current assets	77	453

Property and equipment, net	609	880
Total assets	$686	$1,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,431	$8,196
Related party notes payable	603,540	552,358

Total current liabilities	613,971	560,554

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,983 shares of common stock were issued and outstanding at December 31, 2013 and June 30, 2014	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(860,508)	(806,444)

Total stockholders’ equity (deficit)	(613,285)	(559,221)

Total liabilities and stockholders’ equity (deficit)	$686	$1,333

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

OPERATING COSTS AND EXPENSES:
General and administrative expenses	$40,588	$191,059	$16,946	$124,805

Total operating costs and expenses	40,588	191,059	16,946	124,805

Operating loss	(40,588)	(191,059)	(16,946)	(124,805)

Interest expense	(13,476)	(7,332)	(6,836)	(4,315)

Loss before income taxes	(54,064)	(198,391)	(23,782)	(129,120)

Income tax expense	—	—	—	—

Net loss	$(54,064)	$(198,391)	$(23,782)	$(129,120)

Loss per common share:

Weighted average shares outstanding – basic and diluted	2,056,983	2,056,983	2,056,983	2,056,983

Loss per share - basic and diluted	$(0.026)	$(0.096)	$(0.012)	$(0.063)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net loss	$(54,064)	$(198,391)	$(23,782)	$(129,120)

Other comprehensive loss, net of tax:		—	—	—

Total comprehensive loss	$(54,064)	$(198,391)	$(23,782)	$(129,120)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,064)	$(198,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	271	271
Changes in operating assets and liabilities:
Accounts payable	2,235	(1,461)
Related party notes payable	13,477	7,332
		—
Net cash used in operating activities	(38,081)	(192,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	37,705	192,000

Net cash provided by financing activities	37,705	192,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(376)	(249)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	453	4,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$77	$4,148

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note A.	Organization

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

Basis of presentation. The accompanying unaudited financial statements present the financial position at June 30, 2014, and December 31, 2013, and the results of operations for the three and six months ended June 30, 2014, and 2013, and cash flows for the six months ended June 30, 2014, and 2013, of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. Reference is made to the Company’s financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of June 30, 2014, and December 31, 2013, consisted entirely of cash and cash equivalents and are classified as Level 1.

Comprehensive Income. The Company accounts for comprehensive income in accordance with ASC No. 220, “Comprehensive Income.” Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.

Recent accounting pronouncements. In May 2014, the FASB issued ASU No. 2014-09, Revenue from contracts with customers (Topic 606): The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step methodology: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. An entity should apply the amendments in this update using one of the following two methods: (1) retrospectively to each prior reporting period presented (along with some practical expedients); or (2) retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The amendments in this update will be effective prospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect a significant impact on the financial statements upon adoption.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note C.	Loss per Share
		Six months ended June 30,		Three months ended June 30,
		2014	2013	2014	2013
1.	Numerator:

	Net loss	$(54,064)	$(198,391)	$(23,782)	$(129,120)

2.	Denominator:

	Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,983	2,056,983	2,056,983	2,056,983

	Basic and diluted loss per share attributable to stockholders	$(0.026)	$(0.096)	$(0.012)	$(0.063)

Note D.	Income Taxes

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

As of June 30, 2014, and December 31, 2013, the Company has provided valuation allowances of approximately $301,000 and $284,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note E.	Related Party Transactions

During 2012, Deylau, LLC, our controlling stockholder, advanced another $196,500 to the Company in exchange for a note payable. During 2013, Deylau, LLC, advanced an additional $50,000 to the Company on this note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 or 2013 loan advances as of June 30, 2014.

During 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $284,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of June 30, 2014.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

From January 1 through June 30, 2014, Torus, LLC has advanced an additional $37,705 to the Company on its note payable. No payments of principal or interest have been made on the 2014 loan advances as of June 30, 2014.

Note F.	Capital Stock
	Number of shares as of June 30, 2014 and 2013
	Authorized	Issued and outstanding

Common stock, par value $0.01 per share	180,000,000	2,056,983
Preferred stock, par value $0.01 per share	20,000,000	—

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

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2014, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within ten years of the grant date.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Six months ended June 30, 2014
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10

Granted	—	—

Exercised	—	—

Forfeited	—	—

Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted- Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at June 30, 2014	Remaining Contractual Life	Exercise Price
$0.10	50,000	7	$0.10	10,000	7	$0.10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations — Three and Six Months Ended June 30, 2014 and 2013

Revenues. We have not had any revenues from operations since our inception. As of June 30, 2014, we had an accumulated deficit of $860,508.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 decreased 79% to $40,588 compared to the six months ended June 30, 2013. This decrease was primarily attributable to Mr. Armoudian no longer receiving an annual salary from the Company, as described below under “Contractual Obligations.” All of our expenses in the six months ended June 30, 2014 were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $23,782 and $54,064 for the three months and six months ended June 30, 2014, respectively, as compared to a net loss of $129,120 and $198,391 recognized for the comparable periods in 2013. There were no revenues recorded in either the 2014 or 2013 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At June 30, 2014, we had current assets of $77 and current liabilities of $613,971, resulting in a working capital deficit of $613,894. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the six months ended June 30, 2014 was $38,081. As a result, there is a substantial doubt if we can continue as an on-going business for the net twelve months unless we obtain additional capital. No substantial revenues are anticipated. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC and its affiliates will be able or willing to continue to advance funds for operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of June 30, 2014, we had total liabilities of $613,971. These liabilities were composed primarily of related party notes payable to fund operations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of June 30, 2014. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended June 30, 2014.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the second quarter of 2014.

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

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
August 14, 2014	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.