Form 10-Q
period 2014-09-30
Encompass Energy Services, Inc.
filed 2014-11-14
CIK 1430415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes [X] No { }

As of November 11, 2014, the registrant had 2,056,983 shares of common stock, par value $0.01 per share, issued and outstanding.

ENCOMPASS ENERGY SERVICES, INC.
FORM 10-Q

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENCOMPASS ENERGY SERVICES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$89	$453

Total current assets	89	453

Property and equipment, net	474	880
Total assets	$563	$1,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,487	$8,196
Related party notes payable	610,902	552,358

Total current liabilities	632,389	560,554

STOCKHOLDERS’ EQUITY
Authorized shares: 180,000,000 shares of common stock and 20,000,000 shares of preferred stock; 2,056,983 shares of common stock were issued and outstanding at December 31, 2013 and September 30, 2014	20,569	20,569
Additional paid-in capital	226,654	226,654
Accumulated deficit	(879,049)	(806,444)

Total stockholders’ equity (deficit)	(631,826)	(559,221)

Total liabilities and stockholders’ equity (deficit)	$563	$1,333

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

OPERATING COSTS AND EXPENSES:
General and administrative expenses	$51,967	$249,621	$11,379	$58,562

Total operating costs and expenses	51,967	249,621	11,379	58,562

Operating loss	(51,967)	(249,621)	(11,379)	(58,562)

Interest expense	(20,638)	(12,934)	(7,162)	(5,602)

Loss before income taxes	(72,605)	(262,555)	(18,541)	(64,164)

Income tax expense	—	—	—	—

Net loss	$(72,605)	$(262,555)	$(18,541)	$(64,164)

Loss per common share:

Weighted average shares outstanding – basic and diluted	2,056,985	2,056,985	2,056,985	2,056,985

Loss per share - basic and diluted	$(0.035)	$(0.128)	$(0.009)	$(0.031)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Net loss	$(72,605)	$(262,555)	$(18,541)	$(64,164)
Other comprehensive loss, net of tax:	—	—	—	—

Total comprehensive loss	$(72,605)	$(262,555)	$(18,541)	$(64,164)

The accompanying notes are an integral part of these financial statements.

ENCOMPASS ENERGY SERVICES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,605)	$(262,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407	407
Changes in operating assets and liabilities:
Accounts payable	13,291	(40,632)
Related party notes payable	20,638	12,934

Net cash used in operating activities	(38,269)	(289,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	37,905	289,000

Net cash provided by financing activities	37,905	289,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(364)	(846)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	453	4,397

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$89	$3,551

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

Note B. Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited financial statements present the financial position at September 30, 2014 and December 31, 2013 and the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013 of Encompass Energy Services, Inc. These financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. Reference is made to the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for such period for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Financial items carried at fair value as of September 30, 2014, and December 31, 2013, consisted entirely of cash and cash equivalents and are classified as Level 1.

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

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early application is permitted. The Company does not expect material impacts on its financial statements upon adoption.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

Note C. Loss per Share

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

1. Numerator:

Net loss	$(72,605)	$(262,555)	$(18,541)	$(64,164)

2. Denominator:

Denominator for basic and diluted net loss per share – weighted average of shares outstanding	2,056,983	2,056,983	2,056,983	2,056,983

Basic and diluted loss per share attributable to stockholders	$(0.035)	$(0.128)	$(0.009)	$(0.031)

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

As of September 30, 2014, and December 31, 2013, the Company has provided valuation allowances of approximately $312,000 and $284,000, respectively, for deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

Note E. Related Party Transactions

During 2012, Deylau, LLC, our controlling stockholder, advanced $196,500 to the Company in exchange for a note payable. During 2013, Deylau, LLC, advanced an additional $50,000 to the Company on this note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on the 2012 or 2013 loan advances as of September 30, 2014.

During 2013, Torus, LLC, an entity in which Deylau, LLC owns a 50% interest, advanced $284,000 to the Company in exchange for a note payable. This is a demand loan and accrues interest at 5% per annum. No payments of principal or interest have been made on these advances as of September 30, 2014.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

From January 1 through September 30, 2014, Torus, LLC has advanced an additional $37,905 to the Company on its note payable. No payments of principal or interest have been made on the 2014 loan advances as of September 30, 2014.

Note F. Capital Stock

	Number of shares as of September 30,
	2014 and 2013
	Authorized	Issued and outstanding

Common stock, par value $0.01 per share	180,000,000	2,056,983
Preferred stock, par value $0.01 per share	20,000,000	—

Common Stock. Common Stock confers upon its holders the rights to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

Note G. Changes in Officers and Director / Outstanding Stock Option

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

As of September 30, 2014, there was $34,412 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized if an acquisition of a business opportunity is completed within ten years of the grant date.

ENCOMPASS ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Nine months ended September 30, 2014
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	50,000	$0.10
Granted	—	—
Exercised	—	—
Forfeited	—	—
Ending Balance	50,000	$0.10

The following table summarizes information about the Company’s options outstanding and exercisable as of September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
Exercise Price	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable at September 30, 2014	Remaining Contractual Life	Exercise Price
$0.10	50,000	6.75	$0.10	10,000	6.75	$0.10

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

Results of Operations — Three and Nine Months Ended September 30, 2014 and 2013

Revenues. We have not had any revenues from operations since our inception. As of September 30, 2014, we had an accumulated deficit of $879,049.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 decreased 79% to $51,967 compared to the nine months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 decreased 81% to $11,379 compared to the three months ended September 30, 2013. This decrease was primarily attributable to Mr. Armoudian no longer receiving an annual salary from the Company, as described below under “Contractual Obligations.” All of our expenses in the nine months ended September 30, 2014, were general and administrative costs (including accounting and legal fees) incurred to fund our limited operations and to satisfy our disclosure obligations under the federal securities laws.

Net Loss. We recognized a net loss of $18,541 and $72,605 for the quarter and nine months ended September 30, 2014, respectively, as compared to a net loss of $64,164 and $262,555 recognized for the comparable periods in 2013. There were no revenues recorded in either the 2014 or 2013 periods.

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

Capital Resources and Liquidity

We have been without adequate funds since our inception. At September 30, 2014, we had current assets of $89 and current liabilities of $632,389, resulting in a working capital deficit of $632,300. Assets consist solely of our limited cash on hand and furniture. Cash used in operating activities during the nine months ended September 30, 2014, was $38,269. As a result, there is a substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated. Since the Change of Control Transaction, we have funded our operations primarily through loans provided by our majority stockholder, Deylau, LLC, and its affiliates. These loans are repayable by us upon demand and bear interest at 5% per annum. We cannot offer any assurance that Deylau, LLC and its affiliates will be able or willing to continue to advance funds for operations, and if they fail to do so, we may not be able to survive unless we obtain funding in sufficient amounts from other sources.

As of September 30, 2014, we had total liabilities of $632,389. These liabilities were composed primarily of related party notes payable to fund operations.

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

This evaluation was carried out under the supervision and with the participation of our principal executive and financial officer, who concluded that, because of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective as of September 30, 2014. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

However, notwithstanding this conclusion, our management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented. Due to our limited personnel we are not able, and do not intend to take any immediate action to remediate the material weaknesses our management has identified. However, if we are able to secure funding and execute upon a business opportunity, we expect to take steps to attempt to remediate these material weaknesses.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings, and no such proceedings are known to be contemplated.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

We did not make any unregistered sales of equity securities during the quarter ended September 30, 2014.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the third quarter of 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4. Other Information

None.

Item 6. Exhibits

For a list of documents filed or furnished as exhibits to this Quarterly Report, see the Exhibit Index immediately preceding the exhibits to this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS ENERGY SERVICES, INC. /s/ Antranik Armoudian
November 14, 2014	Antranik Armoudian, President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer)

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1(a)	Amended and Restated Certificate of Incorporation of Encompass Energy Services, Inc.*	8-K	000-53499	3.1.2	04/19/2011
3.1(b)	Certificate of Amendment to the Certificate of Incorporation of Encompass Energy Services, Inc.	8-K	000-53499	3.1	12/05/2011
3.2	Amended and Restated By-Laws of Encompass Energy Services, Inc.*	8-K	000-53499	3.1	12/14/2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer					X
31.2	Rule 13a-14(a) Certification of Chief Financial Officer					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350						X

________________
* Encompass Energy Services, Inc. was previously known both as New Source Energy Group, Inc. and as Ametrine Capital, Inc.